Form 10-Q
period 2010-09-30
Matter of Time I Co.
filed 2010-11-12
CIK 1497632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission file number:000-54049

MATTER OF TIME I CO.
(Exact name of registrant as specified in its charter)

Nevada	27-2564032
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 Montgomery Street, Suite 1950
San Francisco, CA 94104
(Address of principal executive offices including zip code)

415-955-8900
(Registrant 's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001, on November 4, 2010 was 200,000 shares.

MATTER OF TIME I CO
Quarterly Period Ended September 30, 2010

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

September 30,
2010

ASSETS
CURRENT ASSETS
Cash	$296

TOTAL ASSETS	$296

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Account payable	$-
Total Current Liabilities	-

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred Stock 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 200,000	-
shares issued and outstanding	200
Additional paid-in capital	11,800
Deficit accumulated during the development stage	(11,704)
Total Stockholders' Equity	296

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$296

See accompanying notes to the unaudited financial statements

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three	For the period from
	months ended	April 28, 2010
	September 30,	(Inception) through
	2010	September 30, 2010

REVENUE	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	1,187	11,704
Total Operating Expesnes	1,187	11,704

NET LOSS BEFORE INCOME TAXES	(1,187)	(11,704)

Income tax provision	-	-

NET LOSS	$(1,187)	$(11,704)

Net loss per common share - basic and diluted	$(0.01)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	200,000	143,226

See accompanying notes to the unaudited financial statements.

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(unaudited)

For the period from
April 28, 2010
(Inception) through
September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,704)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	6,000
Changes in operating assets and liabilities
Net Cash Used in Operating Activities	(5,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	6,000
Net Cash Provided by Financing Activities	6,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	296

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$296

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-
Income taxes	$-
Common Stock issued for payment of legal and management fees	$6,000

See accompanying notes to the unaudited financial statements

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)
September 30, 2010
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Matter of Time I Co., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Matter of Time I Co’s Annual Report filed with the SEC on Form 10-12G.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-12G have been omitted.

Note 2 – Nature of Operations

Matter of Time I Co. (a development stage company) was incorporated in Nevada on April 28, 2010, with an objective to acquire, or merge with, an operating business. As of September 30, 2010, we have not yet commenced any operations.

We, based on proposed business activities, are a "blank check" company. The Securities and Exchange Commission (“SEC”) defines such a company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock,’ as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We do not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until after we consummate a business combination.

We organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ our funds in its business. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors.

Note 3 – Significant Accounting Policies

Development stage company

We are a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. We devote substantially all of our efforts on establishing the business and our planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of our exploration stage activities.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)
September 30, 2010
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Due to the limited level of operations, we have not had to make material assumptions or estimates other than the assumption that we are a going concern.

Fiscal year end

We elected December 31 as our fiscal year ending date.

Cash equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair value of financial instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy, which prioritizes the valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of our financial assets and liabilities, such as accrued expenses approximate its fair values because of the short maturity of this instrument.

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from April 28, 2010 (inception) through September 30, 2010.

Revenue recognition

We apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  We will recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured.

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)
September 30, 2010
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Income taxes

We follow Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statement of Operations in the period that includes the enactment date.

We adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010.

Recently issued accounting standards

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 4 – Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As reflected in the accompanying financial statements, we had less than $300 in working capital at September 30, 2010, a deficit accumulated during the development stage of $11,704 at September 30, 2010, and a net loss from operations of $1,187 for the three months ended September 30, 2010.

While we attempt to commence operations and generate revenues, our cash position may not be sufficient enough to support our daily operations.  We intend to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)
September 30, 2010
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 5 – Related Party Transaction

We have been provided office space by our Chief Executive Officer at no cost. We determined that such cost is nominal and did not recognize the rent expense in its financial statements.  Additionally, our President and Chief Executive Officer is also the principal in the firm The Crone Law Group.  The Crone Law Group paid business license and operating expenses on our behalf in the amount of $1,217 for which we provided reimbursement.  At September 30, 2010, we owed $0 to The Crone Law Group.

Note 6 – Subsequent Events

We evaluated all events that occur after the balance sheet date of September 30, 2010 through the date when the financial statements were issued to determine if they must be reported. We determined that there are no reportable subsequent events to be disclosed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

•	filing of Exchange Act reports, and

•	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and director have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

RESULTS OF OPERATIONS

As reflected in the accompanying financial statements, we had less than $300 in working capital at September 30, 2010, a deficit accumulated during the development stage of $11,704 at September 30, 2010, and a net loss from operations of $1,187 for the three months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

For the three month ended September 30, 2010, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $11,704 from inception, and used no cash in operations for the period from April 28, 2010 (inception) to September 30, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report on Form 10-Q (the “Evaluation Date”). The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Presently, we are not a party and none of our property is subject to any pending legal proceedings, and we know of no proceedings that are threatened or contemplated against us.

Item 1 A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults on Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MATTER OF TIME I CO.

Dated: November 10, 2010	By:	/s/ Mark E. Crone
Mark E. Crone Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)