Form 10-K
period 2010-12-31
Matter of Time I Co.
filed 2011-03-31
CIK 1497632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-54049

Matter of Time I Co.
(Exact name of registrant as specified in its charter)

Nevada	27-2564032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Montgomery Street Suite 2650
San Francisco, CA  94104
(Address of principal executive offices)

(415) 955-8900
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2011 there were 200,000 shares of common stock outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.  Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating his time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K.  In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in “Risk Factors.”  The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions.  Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

Item 1. Description of Business

General

Matter of Time I Co., (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on April 28, 2010.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which such transactions sometimes are referred to as “reverse acquisitions” or “reverse mergers.”   Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act and identifying and evaluating potential Target Businesses.  We have no full-time employees and do not own or lease any property.

The Company, based on its proposed business activities, is a “blank check” company.  The Securities and Exchange Commission (“SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of  the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.   Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.   In addition, under Rule 12b-2 of the Exchange Act, the Company also is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  Because we are a “shell” company, the Business Combination we enter into with a Target Business will be deemed to be a “reverse acquisition” or “reverse merger.”

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination, and then only in the discretion of management of our Business Combination partner.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We are not presently engaged in, and will not engage in, any substantive commercial business operations until we consummate a Business Combination, if ever.  We are currently in the process of identifying and evaluating targets for a Business Combination but we do not have any specific Business Combination under consideration.  Our efforts to identify a prospective Target Business are not limited to a particular industry or geographic location.  We will seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating securityholder value.  The determination as to which opportunity is the most attractive will be based on our analysis of a variety of factors, including the terms of the transaction and the perceived quality of the business of the Target Business, among others, some which are described below.  We believe that the owners of potential Target Businesses may find an acquisition by us to be an easier and less dilutive means to achieve liquidity than an initial public offering or other forms of financing transactions.  We cannot assure you that we will be able to identify and attract a Target Business or that we will be able to engage in a transaction on favorable terms or at all.

Affecting a Business Combination

General.

A Business Combination may involve the acquisition of or merger with a company that desires to have a class of securities registered under the Exchange Act, while avoiding what its management may deem to be the adverse consequences of undertaking a public offering itself.  These include time delays, significant expense, possible loss of voting control by the target’s existing management through dilution of their ownership position and compliance with various federal and state securities laws.  As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of a Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon a proposed Business Combination.

Search for a target.

We are currently in the process of identifying and evaluating potential Target Businesses.  As described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates.  At such time as we affect a Business Combination, if ever, we may be impacted by numerous risks inherent in the business and operations of the Target Business.  The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings.  Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources.  Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and unaffiliated sources.  We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our officer and director and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other investors, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to Target Businesses candidates in which they believe we may have an interest on an unsolicited basis.  In addition, we may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons, to date.

In no event will our existing officer, director or stockholder, or any entity with which he is affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in connection with the consummation of a Business Combination.

Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to Target Business candidates in which they believe we may have an interest.  In addition, we may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons to date.  In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.  We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited cash resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

Selection criteria of a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  In evaluating a prospective Target Business, our management will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry in the industry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business.  Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.

Due Diligence Investigation.

In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible in view of our lack of financial resources and the inexperience of our management in such endeavors.  Moreover, management’s decisions will be made without detailed feasibility studies, independent analyses, market surveys and the like, which, if we had more funds available to us, would be desirable.  Given our current resources, we will likely enter into a Business Combination with a privately-held company in its early stages of development or that has only a limited operating history on which to base our decision.  Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation.  We expect that our due diligence may include, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information that is made available to us.  This due diligence review will be conducted by our management, possibly with the assistance of the Company’s counsel and accountants, as necessary.

It is unlikely that our management at the time of a Business Combination will continue in any material capacity with the Company after the consummation of a Business Combination, other than as a stockholder.

Our assessment of a Target Business and its management may not be accurate.  If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investment.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty.  Any costs we incur with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations. Moreover, given that we likely will offer a controlling interest in our Company to a Target Business in order to achieve a tax-free reorganization, as described below, the dilution of interest to present and prospective stockholders will render more than one Business Combination unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses that Business Combinations with multiple operating entities would offer. By consummating a Business Combination with a single entity, our lack of diversification may:

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination.

Form of acquisition; Opportunity for stockholder approval.

Although we cannot predict the terms of any Business Combination, we will seek to structure a Business Combination to qualify as a tax-free transaction under the Internal Revenue Code of 1986, as amended (the “Code”).  Tax-free treatment of such a transaction can be accomplished, if structured correctly, either through the acquisition of all of the outstanding shares of capital stock of a Target Business or through a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business.  Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner.  Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

If the transaction is structured as an acquisition, we will acquire our participation in a Target Business through the acquisition of all of the outstanding shares of its capital stock in exchange for the issuance of our common stock or other securities to the security holders of the Target Business and the Target Business would become our wholly owned subsidiary.  If the transaction is structured as a statutory merger or consolidation, we would merge a Target Business with and into our Company or a wholly owned subsidiary of our Company.

Acquisition:  Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a “tax free” reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company.  If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, our existing stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the surviving entity.  Depending upon the relative negotiating strength of the parties, our stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company, which is likely in our case.  This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination.  As part of such a transaction, all or a majority of our Company’s then management at the time may resign and new directors may be appointed without any vote by stockholders.  If the Business Combination is structured as an acquisition of a Target Business’s stock, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management.

Merger:  In a merger transaction, we would merge a Target Business with and into our Company or a wholly-owned subsidiary.  Simultaneous with the merger, we may affect a recapitalization in order to achieve a manageable float of our outstanding capital stock.  However, a proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and it may necessitate calling a stockholders’ meeting to obtain such approval and filings with the SEC and state agencies.  The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

In light of the above, management likely will seek to structure a Business Combination so as not to require stockholder approval.

In view of our status as a “shell” company, any acquisition of the stock of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger,” respectively.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

In the case of either an acquisition or merger, our stockholders prior to the consummation of a Business Combination likely will not have control of a majority of the voting shares of the Company following a Business Combination.  As part of such a transaction, all or a majority of the Company’s then directors may resign and new directors may be appointed without any vote by stockholders.

Competition

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business.  We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours.  These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws and that have a business plan similar to ours and, consequently, possess a significant competitive advantage over our Company both from a financial and personnel perspective.  Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions.  Many of these entities are well established, possess significant capital, and may be able to offer securities for which a trading market exists and that have extensive experience identifying and affecting business combinations directly or through affiliates.  Moreover, nearly all of these competitors possess greater technical, human and other resources than us.  In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

While we believe there may be numerous potential target candidates with which we could affect a Business Combination, our ability to compete in affecting a Business Combination with prime candidates will be limited by our lack of financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of the most attractive Target Businesses.

If we succeed in affecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business.  We cannot apprise you of any of these risks nor can we assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees

We have one executive officer who has other business interests and is not obligated to devote any specific number of hours to our matters.  He intends to devote only as much time as he deems necessary to our affairs.  The amount of time management will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in.  Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Combination as developments warrant.  We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities.  To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to another company or to entities or persons with which our management is or may be associated or have an interest, rather than diverting such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer/director choose to place his other business interests before ours.  We cannot assure you that potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Our officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of common stock he owns, as a condition to, or in connection, with a Business Combination.  Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of his shares of common stock which would raise issues relating to a possible conflict of interest with any of our other securityholders.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities.  If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

The absence of operations and revenues raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditor and Note 3 to the financial statements included in this Annual Report indicate that the Company is in the development stage, has suffered losses from operations, has a net capital deficiency and has yet to generate cash flow, and that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, we have no significant assets or financial resources.  We will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a Business Combination.  This will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a suitable Target Business or that we will consummate a Business Combination.

We are dependent entirely upon our stockholder to fund our operations.  We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a Target Business and negotiating a Business Combination.  We are dependent entirely on our sole officer to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future.  He has advised us of his intention to fund our operations, there is no written agreement binding it to do so.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In the event that our stockholder does not fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in our Company.

We are a development stage company with no operating history and, accordingly, there is no basis upon which to evaluate our ability to achieve our business objective.

We are a development stage company and have not engaged in any revenue generating activities to date.  Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective.  We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate such a transaction, if ever.  We cannot assure you as to when or if a Business Combination will occur.

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

At December 31, 2010, we had $252 of cash on hand and no other assets of any kind.  We do not expect that these funds will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Exchange Act and consummating a Business Combination.  If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all.  Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective.

Our sole officer and director has never been a principal of, nor has he ever been affiliated with, a company formed with a business purpose similar to ours.

Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Furthermore, our sole officer and director has never been involved with a public shell company of any sort.  Accordingly, you may not be able to adequately evaluate his ability to consummate successfully a Business Combination.  Moreover, our officer and director does not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Combination and he may not uncover all material information about a Target Business prior to a Business Combination nor may he accurately assess a Target Company’s business or management.  Management’s failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our stockholders to lose entire investment.

Our officer and director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our sole officer and director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments.  We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination.  If our officer’s and director’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination.  We cannot assure you that these conflicts will be resolved in our favor.

Our sole officer and director may in the future become affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.`

Our sole officer and director may in the future become affiliated with entities, including other shell companies, engaged in business activities similar to those intended to be conducted by us, though he has no present intention of becoming affiliated with any such entities. Additionally, our sole officer and director may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which he may owe fiduciary duties.  Accordingly, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential Target Business may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction.

Our future success is dependent on the ability of management to complete a Business Combination with a Target Business that operates profitably.

The nature of our operations is highly speculative.  The future success of our plan of operation will depend to a great extent on the operations, financial condition and management of the Target Business we may acquire.  The future success of our plan of operation will depend entirely on the operations, financial condition and management of the Target Business with which we may enter into a Business Combination.  While management is seeking to enter into a Business Combination with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that those criteria.

We have no existing agreement for a Business Combination or other transaction.

We presently have no written arrangement or agreement with respect to engaging in a Business Combination.  We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will enter into a Business Combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot assure you that we will be able to negotiate a Business Combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Combination with the most attractive private companies.

Target companies that we may investigate that fail to comply with SEC reporting requirements, financial and otherwise, may delay or preclude a Business Combination.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

If we affect a Business Combination with a financially unstable company or an entity in the early stage of development or growth, we will be subject to greater risks than if we were to affect a Business Combination with a more established company with a proven record of earnings and growth.

Given our financial and personnel resources compared to those of our competitors, we may be limited to consummating a Business Combination with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings.  To the extent we affect a Business Combination with a financially unstable or early stage or emerging growth company, we may be impacted by numerous risks inherent in the business and operations of such company that we would not be subject to if we were to affect a Business Combination with a more seasoned company with a proven record of earnings and growth.

We likely will complete only one Business Combination, which will cause us to be dependent solely on a single business and a limited number of products, services or assets.

Given our limited financial resources and other considerations, it is likely we will complete a Business Combination with only one Target Business.  Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services.  In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

Given our limited resources and the significant competition for Target Businesses, we may not be able to consummate an attractive Business Combination.

We will encounter intense competition from other entities having a business objective similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions.  Many of these entities are well established and have extensive experience in identifying and affecting Business Combinations directly or through affiliates.  Nearly all of these competitors possess greater financial, technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors.  In addition, we will experience direct competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

It is likely that we will consummate a Business Combination with a private company for which limited information will be available to conduct due diligence.

We likely will enter into a Business Combination with a privately-held company.  Generally, very little public information exists about these companies or their management and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company.  In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence.  If our assessment of the Target Business’s operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and stockholders may lose their entire investment in our Company.

If we consummate a Business Combination by way of an acquisition, stockholders may not have an opportunity to vote on the transaction.

If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by our securityholders.  Accordingly, stockholders at the time of any Business Combination may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

A Business Combination with a foreign company may subject us to additional risks.

If we enter into a Business Combination with a foreign entity, we will be subject to all of the risks inherent in business operations outside of the United States.  These risks include:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	foreign currency exchange rate fluctuations;

•	potential hostilities and changes in diplomatic and trade relationships;

•	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;

•	burdens of complying with a wide variety of foreign laws and regulations;

•	longer payment cycles and difficulties collecting receivables through foreign legal systems;

•	difficulties in enforcing or defending agreements and intellectual property rights;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability.

If we are not successful managing these risks among others that we may not identify at the time of a Business Combination, our business may be negatively impacted.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Combination, we are unable to ascertain the merits or risks of the industry or business in which we may ultimately operate at this time.

We are currently in the process of evaluating and identifying targets for a Business Combination.  However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business.  Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business that we may ultimately acquire.  To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development; we may be affected by numerous risks inherent in the business operations of those entities.  If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry.  Such risks, among other things, could preclude the Company’s ability to secure financing for operations after a Business Combination, should it be required.  Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.  Even if we properly assess those risks, some of them may be outside of our control.

Our long-term success will be dependent in large part upon the management team of the Target Business, which may be difficult to fully evaluate.

After a Business Combination, our long-term success we will be dependent upon the management team of the Target Business.  Although we intend to scrutinize the management team of a prospective Target Business as closely as possible in connection with evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the management team will prove to be correct.  These individuals may be unfamiliar with the complex disclosure and financial reporting requirements imposed on U.S. public companies and other requirements of operating a public company, which could divert their attention from their core business to the determent of the operating results of the Target Business.

If we are unable to structure the Business Combination as a “tax free” transaction, potential Target Businesses could be deterred from entering into such a transaction with our Company.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain Business Combinations with us.  Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions.  We intend to structure any Business Combination so as to minimize the federal and state tax consequences to both us and the target entity and the respective stockholders of each company; however, we cannot assure investors that the Business Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse affect on all parties to the transaction.

The Company may be subject to further government regulations which would adversely affect our operations.

Although we are subject to the reporting requirements of the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended ( the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities.  If we engage in business combinations which will result in our holding passive investment interests in a number of entities, we could be subject to regulations under the Investment Company Act.  If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  We have received no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions, including, for example if the director did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.  In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either an automated quotation system or a registered exchange, and system or stock exchange rules, will require an increased amount of management attention and external resources.  We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  This could have an adverse impact on our operations.

We expect to issue a significant number of new shares of capital stock in a Business Combination, which will result in substantial dilution and a change in control of ownership of the Company.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.  Any Business Combination affected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We may issue preferred stock which may have greater rights than our common stock.

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of blank check preferred stock. Currently, no preferred shares have been issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.

There are significant restrictions on the transferability of the Shares.

No outstanding shares of our common stock have been registered under the Securities Act, and, consequently, they may not be resold, transferred, pledged as collateral or otherwise disposed of under federal securities laws unless such transaction is registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available.  In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration under the Securities Act.  Persons who acquired our common stock prior to a Business Combination will not be entitled to rely on Rule 144 under the Exchange Act for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company.  These restrictions will limit the ability of our stockholders to liquidate their investment.

The absence of an established trading market will limit the ability of stockholders to dispose of their common stock.

There is currently no public trading market for any of our securities.  The Company will not seek to list any of our securities on any exchange or have them quoted on an automated quotation system or over-the-counter market.  Any decision to initiate public trading of our common stock will be in the discretion of management of a Target Company with which we consummate a Business Combination.  Since stockholders will not be able to sell their shares, stockholders should consider their liquidity needs with respect to the securities and should be prepared to hold their shares for an indefinite period.

We cannot assure you that following a Business Combination with an operating business, our common stock will be listed or admitted to quotation on any securities exchange or other trading medium, which will limit the liquidity of the shares.

Following a Business Combination, new management may seek to initiate a public market for our common stock.  However, we cannot assure you that following such a transaction, our Company as then constituted will meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board or commence trading on any other medium.  If our common stock does not trade publicly, holders may not be able to sell common stock.

The designation of our common stock as a “penny stock” would limit the liquidity of the shares.

Our common stock after a Business Combination may be deemed a “penny stock” as that term is defined under Rule 3a51-1 of the Exchange Act.  Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share.  Prices often are not available to buyers and sellers and the market may be very limited.  Penny stocks in start-up companies are among the riskiest equity investments.  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market.  A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions.  Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock stocks in any market that develops for our common stock in the future, which may limit the ability to buy and sell our stock and which will have an adverse effect on any market that develops for our shares.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future.  In the unlikely event we generated profits prior to a Business Combination, we expect to retain such earnings and re-invest them into the Company to further its business strategy.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our principal executive offices at 101 Montgomery Street Suite 2650, San Francisco, CA  94104, where our President maintains a business office.  We use this office space free of charge.  We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Combination, if ever.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Removed and Reserved
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 31, 2011, there were two shareholders of record of 200,000 outstanding shares of our common stock.

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility.  Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities.  Any decision to initiate public trading of our common stock will be in the discretion of management of a Target Company with which we consummate a Business Combination.  We cannot assure you that a trading market for our common stock will ever develop.  We have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so.  The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that, in addition to transfer restrictions imposed by federal securities laws, significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities that are convertible into or exchangeable for shares of our common stock.

Shares Available for Future Sale

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering.  Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available.  In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Neither the Company nor its officer and director has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a Business Combination.  Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company’s common stock securities in any such trading market.  We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

Dividends.

We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a Business Combination.

The payment of any dividends subsequent to a Business Combination will be within the discretion of our then seated board of directors.  Current management cannot predict the factors which any future board of directors would consider when determining whether or when to pay dividends.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On June 11, 2010 we issued 100,000 shares of our common stock to Mark E. Crone in exchange for past services rendered in the amount of $6,000 and on June 11, 2010 we issued 100,000 shares of our common stock to Bosch Equities, LLC for cash in the amount of $6,000.  These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

The sale and issuance of these shares qualified for exemption under Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering as defined in Section 4(2) due to the nature of the purchasers and the size and manner of the offering.  The purchasers are sophisticated individuals who meet the definition of “accredited investors” set forth in Rule 501 of Regulation D.  In addition, the purchasers possessed the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto.  The following discussion and analysis contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ significantly from the results expectations and plans discussed in these forward-looking statements

Plan of Operation

We were formed to serve as a vehicle to acquire, through a capital stock exchange, reverse acquisition, reverse merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act.  We have neither engaged in any operations nor generated any revenues during the twelve-month period ended December 31, 2010.

We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  There are numerous risks in connection with our current and proposed operations and plans, including those enumerated under “Item 1A Risk Factors.”  By way of example, we will be affected by the risks inherent in the business and operations of the Target Business and, if such business is a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will be successful in our efforts to identify a Target Business and consummate a Business Combination or that any business with which we consummate a Business Combination will be successful

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws).  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders as of the date of the transaction; and

•	cause a change in likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At December 31, 2010, we had $252 of cash on hand.  Our cash on hand will not be sufficient to cover our operating costs and expenses over the next twelve months during which we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a Business Combination and, possibly, costs associated with negotiating and entering into a Business Combination.

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a “going concern.”

Results of Operations.

Since our inception, we have not generated any revenues.  As reflected in the accompanying financial statements, we had negative working capital of $2,387 at December 31, 2010, a deficit accumulated during the development stage of $14,387at December 31, 2010, and a net loss from operations of $14,378 for the year then ended.

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and our independent accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on this evaluation, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a second professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table lists our officers and directors as of the date of this Registration Statement:

Name	Age	Position
Mark E. Crone	49	President, Chief Financial Officer, Secretary and Sole Director

Mark E. Crone is the sole proprietor of The Crone Law Group.  Mr. Crone is a securities and corporate lawyer whose practice focuses on securities, financings, mergers and acquisitions and corporate representation. He is experienced in a wide variety of capital raising transactions representing issuers, investors and investment banks, as well as various parties in mergers and acquisitions.

Specifically, he focuses his practice in the following areas:  venture capital transactions, private and public offerings of equity and debt securities, and secured and unsecured loan transactions and other transactions under the Securities Act; Exchange Act and Sarbanes-Oxley compliance; and (ii) Corporate – mergers and acquisitions; drafting and review of corporate documents; corporate formations and corporate restructurings.

His practice includes representation of issuers in connection with venture capital transactions, shareholder and other equity holder agreements, private placements and public offerings of equity and debt securities, and secured and unsecured loan transactions. He also represents various companies in the process of: (i) assisting NASD registered broker/dealers in the Form 15c211 process to obtain quotations on the Over the Counter Bulletin Board and Pink Sheets OTC; and (ii) listing on United States based exchanges such as the NYSE AMEX and NASDAQ.

Prior to establishing the firm in 2003, Mr. Crone worked as a corporate and securities attorney for Feiner Wolfson LLC in Hartford, Connecticut and Palmeri Tyler Wilhelm and Waldron and also Jeffers Wilson Shaff and Falk, both located in Irvine, California.  Mr. Crone is a member of the American Bar Association and the California and Connecticut State Bar Associations.

The term of office of our director expires at the Company’s annual meeting of stockholders or until his successor is duly elected and qualified.  Our director is not compensated for serving as such.  Officers serve at the discretion of the Board of Directors.

Section 16 Compliance

Section 16(a) of the Exchange requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us and written representations from our sole officer and director that no other reports were required, to our knowledge, we believe that our sole officer and director and our principal stockholder who are required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the last fiscal year, except that the annual statements to report changes in beneficial ownership was filed late.

Code of Ethics.

The Company has not adopted a code of ethics.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a code of ethics at this time.  The board of directors takes the position that management of a Target Business will adopt a code of ethics that will be suitable for its operations after the Company consummates a Business Combination.

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter, rather, the entire board of directors serves the functions of an audit committee.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time.  The board of directors takes the position that management of a Target Business will make a determination as to whether to establish an audit committee and to adopt an audit committee charter that will be suitable for its operations after the Company consummates a Business Combination.

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time.  The board of directors takes the position that management of a Target Business will establish such a process that will be appropriate for its operations after the Company consummates a Business Combination.

Item 11. Executive Compensation.

The Company has not paid any compensation to any person since inception and will not pay any compensation until it affects a Business Combination, at which time compensation shall be in the discretion of then current management.  Current management expects to devote only such time to the affairs of the Company as required to affect the Company’s business plan.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

The Company does not have a compensation committee.  Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time.  The board of directors takes the position that management of a Target Business will take such action to establish and seat a compensation committee that will be suitable for its operations at such time as the Company consummates a Business Combination, if ever.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth, as of  March 31, 2011, the number of shares of common stock owned of record and beneficially by our sole officer and director and the holder of more than 10% of number the outstanding shares of our common stock.

The applicable percentage of ownership is based on 200,000 shares outstanding.  As of the date of this Report, there were no securities outstanding convertible into or exercisable for shares of common stock.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Officers and Directors
Mark E. Crone 101 Montgomery Street, Suite 1950 San Francisco, CA 94104	100,000	50%
Officers and Directors as a group (1 person)	100,000	50%

5% Holders
Bosch Equities, L.P.(1) 195 Route 9 South, Suite 204 Manalapan, NJ 07726	100,000	50%

(1)
The general partner of Bosch Equities L.P is KBB Financial, Inc.  Keri B. Bosch is the sole officer and shareholder of KBB Financial, Inc.  As the general partner of Bosch Equities L.P., KBB Financial, Inc. has sole voting and dispositive power with respect to securities of the Company that are held by Bosch Equities L.P., and as the sole shareholder of KBB Financial, Inc., Keri Bosch has sole voting and dispositive power with respect to securities of the Company that are held by Bosch Equities L.P.

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants.  The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

We have been provided office space and legal services by our Chief Executive Officer at no cost. We determined that such cost is nominal and did not recognize the rent expense nor legal expense in our financial statements.  Additionally, our President and Chief Executive Officer is also the principal in the firm The Crone Law Group.  The Crone Law Group paid business license and operating expenses on our behalf in the amount of $2,556 for which we provided reimbursement.  At December 31, 2010, we owed $1,339 to The Crone Law Group.

Director Independence.

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system.
Current management cannot predict whether incoming management of a Target Business upon the consummation of a Business Combination, if such transaction occurs, will adopt a definition of “independence” or establish any committees of the board, such as an audit committee, a compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Malone Bailey LLP, CPA for the audits of the Company’s annual financial statements for the fiscal year from inception and ending on December 31, 2010 and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal year were $10,000.

AUDIT-RELATED FEES.  None.

TAX FEES.  None.

ALL OTHER FEES. None.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter.  Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the board prior to completion of the audit.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following financial statements are filed as part of this report:

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location Reference
3.1	Articles of Incorporation	1
3.2	Certificate of Amendment to Articles of Incorporation	1
3.3	By-laws	1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.	2
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	2

1.	Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on July 28, 2010.

2.	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Matter of Time I Co.
(A Development Stage Company)
San Francisco, California

We have audited the consolidated balance sheets of Matter of Time I Co., a development stage company, (the “Company”) as of December 31, 2010, and the related consolidated statements of expenses, shareholders’ deficit, and cash flows for the period from April 28, 2010 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2010, and the results of their expenses, shareholders’ deficit and their cash flows for the period from April 28, 2010 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit and has incurred net losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
Houston, Texas
www.malone-bailey.com

March 29, 2011

 MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31,
2010
ASSETS
CURRENT ASSETS
Cash	$252
TOTAL ASSETS	$252
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Account payable	$500
Account payable - related party	1,339
Accrued income taxes	800
Total Current Liabilities	2,639
COMMITMENTS AND CONTINGENCIES	-
STOCKHOLDERS' DEFICIT
Preferred Stock 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 200,000	-
shares issued and outstanding	200
Additional paid-in capital	11,800
Deficit accumulated during the development stage	(14,387)
Total Stockholders' Deficit	(2,387)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$252

See accompanying notes to the financial statements

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the period from April 28, 2010
(Inception) through
December 31,
2010
REVENUE	$-
COSTS AND OPERATING EXPENSES
General and administrative expenses	14,387
Total Operating Expesnes	14,387
NET LOSS	$14,387
Net loss per common share - basic and diluted	$(0.09)
Weighted average number of common shares outstanding - basic and diluted	164,372

See accompanying notes to the financial statements.

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from April 28, 2010 (Inception) through December 31, 2010

	Common Stock		Additional Paid-in	Blank Check	Accumulated
	Shares	Par Value	Capital	Preferred	Deficit	Total
Balance April 28, 2010 (Inception)	-	$-	$-	$-	$-	$-
Common stock issued for legal and managmenet fees	100,000	100	5,900	-	-	6,000
Sale of common stock	100,000	100	5,900			6,000
Net loss	-	-	-	-	(14,387)	(14,387)
Balance December 31, 2010	200,000	$200	$11,800	$-	$(14,387)	$(2,387)

See accompanying notes to the financial statements.

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the period from
April 28, 2010
(Inception) through
December 31, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(14,387)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	6,000
Changes in operating assets and liabilities
Accounts payable	1,300
Accounts payable - related party	1,339
Net Cash Used in Operating Activities	(5,748)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	6,000
Net Cash Provided by Financing Activities	6,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	252
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$252
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$-
Income taxes	$-

See accompanying notes to the financial statements

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)
December 31, 2010

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Nature of Operations

Matter of Time I Co. (a development stage company) was incorporated in Nevada on April 28, 2010, with an objective to acquire, or merge with, an operating business.   As of December 31, 2010, we have not yet commenced any operations.

Note 2 – Significant Accounting Policies

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from April 28, 2010 (inception) through December 31, 2010.

Revenue recognition

We apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  We will recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

We adopted section 740-10-25 of the FASB Accounting Standards Codification, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2010.

Recently issued accounting standards

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As reflected in the accompanying financial statements, we had negative working capital of $2,387 at December 31, 2010, a deficit accumulated during the development stage of $14,387 and a net loss from operations of $14,378 for the year then ended, which raises substantial doubt about our ability to continue as a going concern.

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

Note 4 – Stockholder’ Equity

We incorporated on April 28, 2010.  On June 11, 2010, 100,000 common shares were issued to our founders at $0.001 per share or $6,000 for services performed.

During June 2010, we sold 100,000 common shares for $6,000 cash.

We are authorized to issue up to 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of Blank Check Preferred stock, $0.001 par value.

Note 5 – Related Party Transaction

We have been provided office space and legal services by our Chief Executive Officer at no cost. We determined that such cost is nominal and did not recognize the rent expense nor legal expense in our financial statements.  Additionally, our President and Chief Executive Officer is also the principal in the firm The Crone Law Group.  The Crone Law Group paid business license and operating expenses on our behalf in the amount of $2,556 for which we provided reimbursement.  At December 31, 2010, we owed $1,339 to The Crone Law Group.

Note 6 –  Income Tax.

Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate (34%) to income before income taxes as a result of the following: Our net operating loss for 2010 was $14,387 and is available to offset future income until 2030.

The components of the net deferred tax asset or (liability) are as follows:

December 31, 2010
Deferred tax assets (liabilities):
Net operating loss carry forward	5,412
Less valuation allowance	$(5,412)
Deferred tax asset	—

Based on our evaluation of current and anticipated future taxable income, we believe it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation allowance has been set against these net deferred tax assets.

Note 7 – Subsequent Events

We evaluated all events that occur after the balance sheet date of December 31 2010 through the date when the financial statements were issued to determine if they must be reported. We determined that there are no reportable subsequent events to be disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

Matter of Time I Co.

By:	/s/ Mark E. Crone
Mark E. Crone, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mark E. Crone	Chief Executive Officer, Principal Executive Officer and	March 31, 2011
Mark E. Crone	Principal Financial Officer