Form 10-Q
period 2011-03-31
Matter of Time I Co.
filed 2011-05-16
CIK 1497632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission file number:000-54049

MATTER OF TIME I CO.
(Exact name of registrant as specified in its charter)

Nevada	27-2564032
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 Montgomery Street, Suite 2650
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
Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001, on May 16, 2011 was 200,000 shares.

MATTER OF TIME I CO
Quarterly Period Ended March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$1,354	$252
Prepaid assets	2,250	-

TOTAL ASSETS	$3,604	$252

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Account payable	$1,000	$500
Account payable - related party	1,434	1,339
Accrued income taxes	800	800
Total Current Liabilities	3,234	2,639

Unsecured promissory note - related party	6,028	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 200,000	-	-
shares issued and outstanding	200	200
Additional paid-in capital	11,800	11,800
Deficit accumulated during the development stage	(17,658)	(14,387)
Total Stockholders' Equity	(5,658)	(2,387)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,604	$252

See accompanying notes to the unaudited financial statements.

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended	For the period from April 28, 2010 (Inception) through
	March 31, 2011	March 31, 2011

REVENUE	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative expenses	3,271	16,858
Total Operating Expenes	3,271	16,858

NET LOSS BEFORE INCOME TAXES	(3,271)	(16,858)

Income tax provision	-	800

NET LOSS	$(3,271)	$(17,658)

Net loss per common share - basic and diluted	$(0.02)	$(0.10)

Weighted average number of common shares
outstanding - basic and diluted	200,000	173,887

See accompanying notes to the unaudited financial statements.

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2011	For the period from April 28, 2010 (Inception) through March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,271)	$(17,658)
Adjustments to reconcile net loss to net cash used in
operating activities
Common stock issued for services	-	6,000
Changes in operating assets and liabilities
Prepaid Assets	(2,250)	(2,250)
Accounts payable	500	1,000
Accounts payable - related party	95	1,434
Accrued taxes payable	-	800
Accrued interest expense	28	28
Net Cash Used in Operating Activities	(4,898)	(10,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes	6,000	6,000
Issuance of common stock	-	6,000
Net Cash Provided by Financing Activities	6,000	12,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,102	1,354

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	252	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,354	$1,354

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to the unaudited financial statements.

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)
March 31, 2011

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Matter of Time I Co. (“we” or “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Matter of Time I Co’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As reflected in the accompanying financial statements, we had negative working capital of $370 at March 31, 2011, a deficit accumulated during the development stage of $17,658 at March 31, 2011, and a net loss from operations of $3,271 for the three months then ended.

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

Note 3 – Related Party Transaction

We have been provided office space and legal services by our Chief Executive Officer at no cost. We determined that such cost is nominal and did not recognize the rent expense or legal expense in our financial statements.  Additionally, our President and Chief Executive Officer is also the principal in the firm The Crone Law Group.  The Crone Law Group paid business license and operating expenses on our behalf in the amount of $1,434 for the three months ended March 31, 2011.

On March 14, 2011, we borrowed $6,000 from The Crone Law Group, a related party.  The unsecured promissory note matures and becomes due and payable on March 13, 2012.  Interest accrues on the note on the unpaid principal balance at a rate of 10% per annum and is pro-rated for partial periods.  At March 31, 2011, we had $6,028 outstanding under the promissory note including accrued interest of $28.

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

Results of Operations

As reflected in the accompanying financial statements, we had in working capital $370 at March 31, 2011, a deficit accumulated during the development stage of $17,658 at March 31, 2011, and a net loss from operations of $3,271 for the three months ended March 31, 2011.

Liquidity and Capital Resources

For the three month ended March 31, 2011, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $17,658 from inception, and used no cash in operations for the period from April 28, 2010 (inception) to March 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

MATTER OF TIME I CO.

Dated: May 16, 2011	By:	/s/ Mark E. Crone
Mark E. Crone Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)