Form 10-Q
period 2011-09-30
Matter of Time I Co.
filed 2011-11-21
CIK 1497632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission file number: 000-54049

MATTER OF TIME I CO.
(Exact name of registrant as specified in its charter)

Nevada	27-2564032
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 Corporate Plaza, Suite 150
Newport Beach, California  92660
(Address of principal executive offices including zip code)

(877) 449-8842
(Registrant 's telephone number, including area code)

100 Montgomery Street, Suite 2650
San Francisco, CA  94104
(Former address)

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
Yes ☒ No ☐

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
Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s common stock, par value $0.001, on November 21, 2011 was 200,000 shares.

MATTER OF TIME I CO
Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MATTER OF TIME I CO.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
As of September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010

ASSETS
CURRENT ASSETS:
Cash	$-	$252
Total Current Assets	-	252

TOTAL ASSETS	$-	$252

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$-	$-
Accounts payable	1,500	500
Accounts payable-Related parties	2,250	1,339
Accrued income taxes	-	800
Accrued interest-Related parties	329	-
Notes payable-Related parties	6,000	-
Total Current Liabilities	10,079	2,639

Total liabilities	10,079	2,639

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 200,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	200	200
Additional paid-in capital	21,011	11,800
Deficit accumulated during the development stage	(31,290)	(14,387)
Total Stockholders' (Deficit)	(10,079)	(2,387)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$252

See accompanying notes to condensed financial statements.

MATTER OF TIME I CO.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2011 and the Date of Inception(April 28, 2010) to September 30, 2010
and the Three Months Ended September 30, 2011 and 2010 and for the Date of Inception(April 28, 2010) to September 30, 2011
(Unaudited)

		Date of			Date of
		Inception			Inception
		(April 28,2010)			(April 28,2010)
	Nine Months Ended	to	Three Months Ended		to
	September 30,	September 30,	September 30,		September 30,
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	16,574	11,704	10,809	1,187	30,161

Total operating expenses	16,574	11,704	10,809	1,187	30,161

Loss from Operations	(16,574)	(11,704)	(10,809)	(1,187)	(30,161)

Other Income/(Expense)
Interest (expense)-Related parties	(329)	-	(151)	-	(329)
Total Other Income (Expense)	(329)	-	(151)	-	(329)

(Loss) from Continuing Operations	(16,903)	(11,704)	(10,960)	(1,187)	(30,490)

Provisions for Income Taxes	-	-	-	-	800

Net (Loss)	$(16,903)	$(11,704)	$(10,960)	$(1,187)	$(31,290)

Net (Loss) Per Share:
Basic and Diluted	$(0.08)	$(0.08)	$(0.05)	$(0.01)	$(0.18)

Weighted Average Shares Outstanding
Basic and Diluted	200,000	143,226	200,000	200,000	170,769

See accompanying notes to condensed financial statements.

MATTER OF TIME I CO.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and For the Date of inception(April 28, 2010) to September 30, 2010 and
For the Date of Inception(April 28, 2010) to September 30, 2011
(Unaudited)

		Date of	Date of
		Inception	Inception
		(April 28, 2010)	(April 28, 2010)
	Nine Months Ended	to	to
	September 30,	September 30,	September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(16,903)	$(11,704)	$(31,290)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Common stock issued for services	-	6,000	6,000
Changes in assets and liabilities:
Increase in accounts payable	1,000	-	1,500
Increase in accounts payable-related party	911	-	2,250
(Decrease) in taxes payable	(800)	-	-
Increase in accrued interest-related party	329	-	329

Net cash provided by operating activities	(15,463)	(5,704)	(21,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	-

Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable-Related party	6,000	-	6,000
Proceeds from issuance of common stock	9,211	6,000	15,211

Net cash from financing activities	15,211	6,000	21,211

Net increase in cash	(252)	296	-

CASH AT BEGINNING PERIOD	252	-	-

CASH AT END OF PERIOD	$-	$296	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Common stock issued for legal and management fees	$-	$6,000	$6,000

See accompanying notes to condensed financial statements.

MATTER OF TIME I CO.
(A DEVELOPMENT STAGE COMPANY)
September 30, 2011

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - PRESENTATION

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

NOTE B - REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenues are generally recognized when it is realized and earned.

The Company has not entered the revenue process and will determine its policies upon the acquisition of a business activity.

 NOTE C - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   We had negative working capital of $10,079 at September 30, 2011, a deficit accumulated during the development stage of $31,290 at September 30, 2011, and a net loss from operations of $10,960 and $16,903 for the three and nine months then ended.  It also sustained operating losses in prior years. Additionally, due to the current and prior year net operating loss, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

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

There are no assurances that Matter of Time Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Matter of Time Inc.  If adequate working capital is not available Matter of Time Inc. may be required to curtail its operations.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE D – NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable, all due currently, consists of the following:

September 30, 2011
Note payable, 10% interest, principle and interest due March 31, 2012	$6,000

$6,000

NOTE E – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement to simplify how an entity tests goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under previous guidance an entity was required to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value was less than its carrying amount, then the second step of the test was performed to measure the amount of the impairment loss. Under the new accounting pronouncement an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on Matter of Time’s financial statements.

In June 2011, the FASB issued an accounting pronouncement that requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on Matter of Time’s financial statements.

In May 2011, the FASB issued an accounting pronouncement which amends the fair value measurement and disclosure requirements to achieve common disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The accounting pronouncement requires certain disclosures about transfers between level 1 and level 2 of the fair value hierarchy, sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, and categorization by level of items that are reported at cost but are required to be disclosed at fair value. The disclosures are to be applied prospectively effective in the first interim and annual periods beginning after December 15, 2011. The adoption of this pronouncement is not expected to have a material impact on Matter of Time’s financial statements.

In April 2011, the FASB issued an accounting pronouncement which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. The new pronouncement also requires new disclosures relating to troubled debt restructurings (“TDRs”). The guidance is effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly-considered impaired receivables an entity should apply the guidance prospectively. The adoption of this pronouncement did not have a material impact on Matter of Time’s financial condition and results of operations.

NOTE F – INCOME TAXES

Effective January 1, 2007, we adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended September 30, 2011.

NOTE G – RELATED PARTY TRANSACTIONS

We have been provided office space and legal services by our Chief Executive Officer at no cost. We determined that such cost is nominal and did not recognize the rent expense or legal expense in our financial statements.  Additionally, our President and Chief Executive Officer is also the principal in the firm The Crone Law Group.  The Crone Law Group paid business license and operating expenses on our behalf in the amount of $1,434 and $2,003 for the three and nine months ended September 30, 2011.

On March 14, 2011, we borrowed $6,000 from The Crone Law Group, a related party.  The unsecured promissory note matures and becomes due and payable on March 13, 2012.  Interest accrues on the note on the unpaid principal balance at a rate of 10% per annum and is pro-rated for partial periods.  At September 30, 2011, we had $6,000 outstanding under the promissory note including accrued interest of $329.

In the third quarter, the major shareholder contributed an additional $9,211 to the Company to pay the bills due.  This  contribution is being treated as an additional contribution to paid-in capital.

NOTE H – SUBSEQUENT EVENTS

On September 1, 2011, Mark E. Crone and Bosch Equities, L.P. (collectively, the “Sellers”),  our shareholders,  entered into Stock Purchase Agreement (the “Purchase Agreement”) with  Green Automotive Company Corporation, a Delaware corporation (the “Purchaser” or “GACR”), pursuant to which the Sellers agreed to sell to the Purchaser, and the Purchaser agreed (a) to purchase from the Sellers an aggregate of 200,000 shares of our $.001 par value Common Stock (the “Shares”), which represent 100% of the issued and outstanding shares of our Common Stock, for an aggregate purchase price of $24,000, and (b) to pay to The Crone Law Group, an affiliate of Mark E. Crone, $6,000 in full repayment of the 10% promissory note in the principal amount of $6,000 previously issued by us (the “Note”). GACR used its working capital to purchase the Shares and repay the Note.

The closing of the transaction (the “Closing”)  took place on October 3, 2011 and resulted in the change of control of the Company. Immediately after the Closing, (a) the Company became a wholly-owned subsidiary of GACR, (b) Mr. Crone resigned as the Chief Executive Officer, President, Secretary, and Treasurer and as the sole director of the Company, and (c) Mr. Fred Luke was appointed as the Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, and as the sole director of the Company.

Fred Luke, 64, has been the President and Director of GACR since January 11, 2011.  Mr. Luke has over forty (40) years of experience in providing operational and financial consulting services. Mr. Luke has assisted companies with entity formation and business planning, multi-national mergers and acquisitions, reverse mergers, corporate finance, debt restructuring (workouts, settlements and debt-equity swaps), and arranging debt and equity financing.

Since 1970 Mr. Luke has provided consulting and management services, and served as a Director, Chairman, Chief Accounting Officer, President, CEO, General Partner and Advisor for over 100 public companies and an estimated 150 private companies and partnerships. Mr. Luke has worked in Asia, Europe, Canada, and North Africa, and his  clients have been active in various business segments ranging from domestic banking, the creation of domestic and foreign tax shelters, telecommunications, commercial airlines, real estate, domestic film financing, clothing and food manufacturing, casino gaming and hotel operations, oil & gas exploration, oil & gas transportation and refining, alternative energy projects, equipment leasing, Network (Multi-level) Marketing, and international finance.

Mr. Luke received a Bachelor of Arts Degree in Mathematics and Philosophy from California State University, San Jose. The compensation of Mr. Luke has not yet been determined by the board of directors.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Results of Operations

As reflected in the accompanying financial statements, we had negative working capital of $10,079 at September 30, 2011, a deficit accumulated during the development stage of $31,290 at September 30, 2011, and a net loss from operations of $10,960 and $16,903 for the three and nine months then ended.

Liquidity and Capital Resources

For the nine months ended September 30, 2011, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $31,290 from inception, and used no cash in operations for the period from April 28, 2010 (inception) to September 30, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults on Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

101	Interactive Data Files.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MATTER OF TIME I CO.

Dated: November 21, 2011	By:	/s/ Fred Luke
Fred Luke
Chief Executive Officer (Principal
Executive Officer and
Principal Financial and Accounting
Officer)