Form 10-K
period 2011-12-31
Matter of Time I Co.
filed 2012-03-30
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-54049

Matter of Time I Co.

(Exact name of registrant as specified in its charter)

Nevada	27-2564032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Corporate Plaza, Suite 150 Newport Beach, CA 92660
(Address of principal executive offices)(Zip Code)

(877) 449-8842
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 15, 2012 there were 200,000 shares of common stock outstanding.

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

We are not presently engaged in, and will not engage in, any substantive commercial business operations until we consummate a Business Combination, if ever.  We are currently in the process of identifying and evaluating targets for a Business Combination but we do not have any specific Business Combination under consideration.  Our efforts to identify a prospective Target Business are not limited to a particular industry or geographic location.  We will seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating security holder value.  The determination as to which opportunity is the most attractive will be based on our analysis of a variety of factors, including the terms of the transaction and the perceived quality of the business of the Target Business, among others, some which are described below.  We believe that the owners of potential Target Businesses may find an acquisition by us to be an easier and less dilutive means to achieve liquidity than an initial public offering or other forms of financing transactions.  We cannot assure you that we will be able to identify and attract a Target Business or that we will be able to engage in a transaction on favorable terms or at all.

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

Our officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of common stock he owns, as a condition to, or in connection, with a Business Combination.  Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of his shares of common stock which would raise issues relating to a possible conflict of interest with any of our other security holders.

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

The report of our independent auditor and Note 1 to the financial statements included in this Annual Report indicate that the Company is in the development stage, has suffered losses from operations, has a net capital deficiency and has yet to generate cash flow, and that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, we have no significant assets or financial resources.  We will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a Business Combination.  This will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a suitable Target Business or that we will consummate a Business Combination.

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

At December 31, 2011, we had no cash on hand and no other assets of any kind.  We do not expect that any funds committed from management and its current shareholders will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Exchange Act and consummating a Business Combination.  If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all.  Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective.

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

If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by our security holders.  Accordingly, stockholders at the time of any Business Combination may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our principal executive offices at 23 Corporate Plaza, Suite 150, Newport Beach, CA  92660, where our President maintains a business office.  We use this office space free of charge.  We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Combination, if ever.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 30, 2012, there was one shareholder of record of 200,000 outstanding shares of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto.  The following discussion and analysis contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ significantly from the results expectations and plans discussed in these forward-looking statements

Overview

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

The closing of the transaction (the “Closing”) took place on October 3, 2011 and resulted in the change of control of the Company. Immediately after the Closing, (a) the Company became a wholly-owned subsidiary of GACR, (b) Mr. Crone resigned as the Chief Executive Officer, President, Secretary, and Treasurer and as the sole director of the Company, and (c) Mr. Fred Luke was appointed as the President, Chief Financial Officer, Treasurer and as the sole director of the Company.  On December 21, 2011 Mr. Alan M. Rothman Esq. was appointed as a director of the Company.

Plan of Operation

We were formed to serve as a vehicle to acquire, through a capital stock exchange, reverse acquisition, reverse merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act.  We have neither engaged in any operations nor generated any revenues during the twelve-month period ended December 31, 2011.

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

Liquidity and Capital Resources.

At December 31, 2011, we had no cash on hand.  Due to the lack of cash on hand we do not have sufficient current assets to cover our operating costs and expenses over the next twelve months during which we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a Business Combination and, possibly, costs associated with negotiating and entering into a Business Combination.

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

Results of Operations.

Since our inception, we have not generated any revenues.  As reflected in the accompanying financial statements, we had negative working capital of $16,640 at December 31, 2011, a deficit accumulated during the development stage of $37,851 December 31, 2011, and a net loss from operations of $23,464 for the year then ended.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on this evaluation, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table lists our officers and directors as of the date of this Registration Statement:

Name	Age	Position
Fred Luke	64	President, Chief Financial Officer, Secretary and Director
Alan M. Rothman	60	Secretary and Director

Fred Luke, 64, has been the President and Director of Green Automotive Company Corporation since January 11, 2011.  Mr. Luke has over forty (40) years of experience in providing operational and financial consulting services through Global Market Advisors Inc., an advisory firm whose predecessor was founded by Mr. Luke in 1970.  Mr. Luke has assisted companies with entity formation and business planning, multi-national mergers and acquisitions, reverse mergers, corporate finance, debt restructuring (workouts, settlements and debt-equity swaps), and arranging debt and equity financing.

Since 1970 Mr. Luke has provided consulting and management services, and served as a Director, Chairman, Chief Accounting Officer, President and CEO of over 100 public companies and an estimated 150 private companies and partnerships. Mr. Luke has worked in Asia, Europe, Canada, and North Africa, and his  clients have been active in various business segments, domestic banking, the creation of domestic and foreign tax shelters, telecommunications, commercial airlines, real estate, domestic film financing, clothing and food manufacturing, casino gaming and hotel operations, oil & gas exploration, oil & gas transportation and refining, alternative energy, equipment leasing, Network (Multi-level) Marketing, and international finance.

Mr. Luke received a Bachelor of Arts Degree in Mathematics and Philosophy from California State University, San Jose.

Alan M. Rothman, 60, was appointed as a director of the Company on December 21, 2011. He has over thirty (30) years with his current California law practice. Mr. Rothman maintains several Board memberships and other affiliations, including but not limited to the California Bar Association - Member Boutique Practice in Business Litigation. Mr. Rothman has served as a speaker and columnist and formerly the Host of the Business of Success Nationally Syndicated Radio Show.

The term of office of our director expires at the Company’s annual meeting of stockholders or until his successor is duly elected and qualified.  Our director is not compensated for serving as such.  Officers serve at the discretion of the Board of Directors.

Our directors and executive officers have not, during the past ten years:

☐

had any bankruptcy petition filed by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

☐

been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

☐

been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

☐

been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacate

Section 16 Compliance

Section 16(a) of the Exchange requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a). Below is the information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports under Section 16(a):

Name	Date of Reporting Event	Required Filing Date	Date of Filing
Green Automotive Company	10/3/2011(1)	10/13/2011	Not Filed
Fred Luke	10/3/2011 (2)	10/13/2011	Not Filed
Alan M. Rothman	12/21/2011 (3)	12/31/2011	Not Filed
(1)	Date of purchase of 100% of issued and outstanding shares of the Company’s Common Stock.
(2)	Date of appointment as a Director of the Company.
(3)	Date of appointment as a Director of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth, as of February 15, 2012, the number of shares of common stock owned of record and beneficially by our sole officer and director and the holder of more than 10% of number the outstanding shares of our common stock.

The applicable percentage of ownership is based on 200,000 shares outstanding.  As of the date of this Report, there were no securities outstanding convertible into or exercisable for shares of common stock.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Officers and Directors
Fred Luke 23 Corporate Plaza, Suite 150 Newport Beach, CA 92660	0	0%
Alan M. Rothman 895 Dove Street, Suite 300 Newport Beach, CA 92660	0	0%
Officers and Directors as a group (2 persons)	0	0%
5% Holders
Green Automotive Company 23 Corporate Plaza, Suite 150 Newport Beach, CA 92660	200,000	100%

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants.  The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

We had been provided office space and legal services by our former Chief Executive Officer at no cost. We determined that such cost is nominal and did not recognize the rent expense or legal expense in our financial statements.  Additionally, our former President and Chief Executive Officer was also the principal in the firm The Crone Law Group.  The Crone Law Group paid business license and operating expenses on our behalf in the amount of $2,003 for the year ended December 31, 2011.

On March 14, 2011, we borrowed $6,000 from The Crone Law Group, a related party until October 3, 2011.  The unsecured promissory note matures and becomes due and payable on March 13, 2012.  Interest accrues on the note on the unpaid principal balance at a rate of 10% per annum and is pro-rated for partial periods.  At December 31, 2011, we had $6,000 outstanding under the promissory note including accrued interest of $480.  This loan was purchased by a new shareholder who acquired 100% of the stock from the prior shareholders.

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

Item 14. Principal Accounting Fees and Services.

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Fee Category
Tax Fees	$-	$-
Audit Fees	8,800	10,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$8,800	$10,000

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following financial statements are filed as part of this report:

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location Reference
3.1	Articles of Incorporation	1
3.2	Certificate of Amendment to Articles of Incorporation	1
3.3	By-laws	1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.	2
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	2
101	Interactive Data Files.	2

____________

1.

Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on July 28, 2010.

2.

Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Matter of Time I Co. (a development stage company)

Newport Beach, California

We have audited the accompanying balance sheets of Matter of Time I Co. (a development stage company), ( the “Company), as of December 31, 2011 and 2010, and the related statements of expenses, stockholders' deficit, and cash flows for the years ended December 31, 2011 and 2010, and the period from April 28, 2010 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years ended December 31, 2011 and the period from April 28, 2010 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Matter of Time I Co. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 29, 2012

MATTER OF TIME I CO. [A DEVELOPMENT STAGE COMPANY] BALANCE SHEET

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$-	252

Total Current Assets	-	252

TOTAL ASSETS	$-	$252

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$8,660	$500
Accounts payable-Related party	1,500	1,339
Accrued income taxes	-	800
Accrued interest-Related parties	480	-
Convertible notes payable - Related parties	6,000	-

Total Current Liabilities	16,640	2,639

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 200,000 shares issued and outstanding at December 31, 2011 and 2010	200	200
Additional paid-in capital	21,011	11,800
Deficit accumulated during the development stage	(37,851)	(14,387)

Total stockholders' deficit	(16,640)	(2,387)

Total liabilities and stockholders' deficit	$-	$252

See accompanying notes to the financial statements

MATTER OF TIME I CO.
[A DEVELOPMENT STAGE COMPANY]
STATEMENT OF EXPENSES

	Year Ended December 31	Inception (April 28,2010) to December 31,	Inception (April 28,2010) to December 31,
	2011	2010	2011
OPERATING EXPENSE:
General and administrative	$22,984	$14,387	$37,371

Loss from operations	(22,984)	(14,387)	(37,371)

Other income (expenses):
Interest (expense)	(480)	-	(480)

NET LOSS	$(23,464)	$(14,387)	$(37,851)

(Loss) per share Basic and diluted	$(0.12)	$(0.09)

Weighted average number of common shares outstanding-Basic and diluted:	200,000	164,372

See accompanying notes to the financial statements

MATTER OF TIME I CO.
[A DEVELOPMENT STAGE COMPANY]
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (APRIL 28, 2010) TO DECEMBER 31, 2011

					Additional		Total
	Preferred Stock		Capital Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, April 28, 2010	-	$-	-	$-	$-	$-	$-
Common stock issued for legal and management fees	-	-	100,000	100	5,900	-	6,000
Sale of common stock	-	-	100,000	100	5,900	-	6,000
Net loss for the Period Ended December 31, 2010						(14,387)	(14,387)
Balance, December 31, 2010	-	-	200,000	200	11,800	(14,387)	(2,387)
Contributed capital	-	-	-	-	9,211		9,211
Net loss for the Year Ended December 31, 2011	-	-	-	-	-	(23,464)	(23,464)
Balance, December 31, 2011	-	$-	200,000	$200	$21,011	$(37,851)	$(16,640)

See accompanying notes to the financial statements

MATTER OF TIME I CO.
[A DEVELOPMENT STAGE COMPANY]
STATEMENT OF CASH FLOWS

	Year Ended December 31,	Inception (April 28, 2010) to December 31,	Inception (April 28, 2010) to December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,464)	$(14,387)	$(37,851)
Adjustments to reconcile net loss to net cash provided used in operating activities:
Common stock issued for services	-	6,000	6,000
Changes in operating assets and liabilities:
Increases in account payable	7,360	1,300	8,660
Increase in accounts payable-Related party	161	1,339	1,500
Increase in accrued liabilities	480	-	480

Net cash used in operating activities	(15,463)	(5,748)	(21,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	9,211	-	9,211
Increase in convertible notes payable - related party	6,000	-	6,000
Proceeds from issuance of common stock	-	6,000	6,000

Net cash provided by financing activities	15,211	6,000	21,211

Net increase (decrease) in cash	(252)	252	-

CASH AT BEGINNING PERIOD	252	-	-
CASH AT END OF PERIOD	$-	$252	$-

SUPPLEMENTAL CASH FLOW INFORMATION:	$
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Common stock issued for legal and management fees	$-	$6,000	$6,000

See accompanying notes to the financial statements

MATTER OF TIME I CO.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 – Nature of Operations and Going Concern

Matter of Time I Co. (“we”, “our”, “Matter of Time” or the “Company”) was founded on April 28, 2010 and was organized to engage in the business of acquiring, or merging with operating businesses. The Company was incorporated in Nevada.

On February 10, 2012, the Company signed a Merger Agreement and Plan of Reorganization with its Parent, Green Automotive Company. The Merger has yet to occur as certain "Conditions Precedent" must be satisfied prior to closing the contemplated Merger, the most significant of which is the completion of the audit of Green Automotive Company.

The Company is considered to be in the development stage as defined by ASC 915-15-. It has yet to commence full-scale operations and it continues to develop its planned principal operations.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from inception of $37,851 through December 31, 2011. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that Matter of Time I Co. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Matter of Time I Co.. If adequate working capital is not available Matter of Time I Co. may be required to curtail its operations.

NOTE 2 - Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Loss Per Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2011 and 2010 diluted net loss per share is equivalent to basic net loss per share as the company did not have any potentially dilutive securities outstanding

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Reclassifications

Certain amounts have been reclassified and represented to conform to the current financial statement presentation.

NOTE 3 – Note Payable – Related Parties

During 2011, the Company borrowed $6,000 under a convertible promissory note from a related party. The note is due March 31, 2012 and carries an interest rate of 10%. If not paid by maturity, the note can be converted into common stock at $0.60/share.

The Company has accrued $480 of interest on the above note at December 31, 2011.

NOTE 4 - Common Stock

We incorporated on April 28, 2010.On June 11, 2010 100,000 common shares were issued to our founders at $.001 per share or $6,000 for services performed.

During June 2010, we sold 100,000 common shares for $6,000 cash.

In September 2011, a related party contributed an additional $9,211 of cash into the Company and treated it as additional paid-in capital.

NOTE 5 - Related Party Transactions

During 2011, a related party paid $1,500 in company expenses. The payment is due on demand and carries no interest.

NOTE 6 – Income Taxes

During 2011 and 2010, the Company incurred a net operating loss and therefore has no tax liability. As of December 31, 2011, our federal net operating loss carryforwards for income tax purposes were approximately $38,000.If not utilized, the federal net operating loss carryforwards will begin to expire in 2031. The net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code.

The net deferred tax asset generated by the operating loss carry-forward has been fully reserved as we believe it is more likely than not that those assets will not be realized.

At December 31, 2011 and 2010, deferred tax assets consisted approximately of $12,900 and $4,900, respectively, with full valuation allowance for both years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2012.

Matter of Time I Co.

By:	/s/ Fred Luke
Fred Luke, Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature		Date

/s/ Fred Luke	Director, Chief Executive Officer, Principal Executive Officer,	March 30, 2012
Fred Luke	Principal Financial Officer and Principal Accounting Officer

/s/ Alan M. Rothman	Director	March 30, 2012
Alan M. Rothman