Form 10-Q
period 2012-03-31
Matter of Time I Co.
filed 2012-05-15
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

N/A
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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s common stock, par value $0.001, on May 14, 2012 was 200,000 shares.

MATTER OF TIME I CO

Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MATTER OF TIME I CO.
(A Development Stage Company)
BALANCE SHEETS
As of March 31, 2012 and December 31, 2011
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,852	$8,660
Accounts payable-Related parties	16,794	1,500
Accrued interest-Related parties	630	480
Convertible note payable-Related parties	6,000	6,000
Total Current Liabilities	30,276	16,640

Total liabilities	30,276	16,640

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 200,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	200	200
Additional paid-in capital	21,011	21,011
Deficit accumulated during the development stage	(51,487)	(37,851)
Total Stockholders' (Deficit)	(30,276)	(16,640)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

See accompanying notes to unaudited financial statements.

MATTER OF TIME I CO.
(A Development Stage Company)
STATEMENTS OF EXPENSES
Three Months Ended March 31, 2012 and 2011
and For the Date of Inception (April 28, 2010) to March 31, 2012
(Unaudited)

			Date of Inception (April 28,2010) to March 31,

	Three Months Ended March 31,

	2012	2011	2012
Operating Expenses:
General and administrative expenses	$13,486	$3,271	$50,857

Total operating expenses	13,486	3,271	50,857

Loss from Operations	13,486	3,271	50,857

Other Income/(Expense)
Interest (expense)-Related parties	(150)	-	(630)
Total Other Income (Expense)	(150)	-	(630)

Net (Loss)	$(13,636)	$(3,271)	$(51,487)

Net (Loss) Per Share:
Basic and Diluted	$(0.07)	$(0.02)	$(0.29)

Weighted Average Shares Outstanding
Basic and Diluted	200,000	200,000	178,378

See accompanying notes to unaudited financial statements.

MATTER OF TIME I CO.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012 and 2011
and For the Date of Inception (April 28, 2010) to March 31, 2012
(Unaudited)

	Three Months Ended March 31,		Date of Inception (April 28, 2010) to March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(13,636)	$(3,271)	$(51,487)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Common stock issued for services	-	-	6,000
Changes in assets and liabilities:
Accounts payable	(1,808)	500	6,852
Accounts payable-related party	15,294	95	16,794
Accrued interest-related party	150	28	630

Net cash provided by operating activities	-	(2,648)	(21,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	-	9,211
Increase in notes payable-Related party	-	6,000	6,000
Proceeds from issuance of common stock	-	-	6,000

Net cash from financing activities	-	6,000	21,211

Net increase in cash	-	3,352	-

CASH AT BEGINNING PERIOD	-	252	-
CASH AT END OF PERIOD	$-	$3,604	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Common stock issued for legal and management fees	$-	$-	$6,000

See accompanying notes to unaudited financial statements.

MATTER OF TIME I CO.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2012

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – PRESENTATION

The accompanying unaudited interim financial statements of Matter of Time I Co. (“we”, “our” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Matter of Time I Co.’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

NOTE B - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   We had negative working capital of $30,276 at March 31, 2012, a deficit accumulated during the development stage of $51,487 at March 31, 2012, and a net loss from operations of $13,636 for the three months then ended.  It also sustained operating losses in prior years. Additionally, due to the current and prior year net operating loss, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – RELATED PARTY TRANSACTIONS

In October, 2011, in connection to the change of control of the Company to Green Auto, the unsecured promissory note matures and becomes due and payable on March 31, 2012.  Interest accrues on the note on the unpaid principal balance at a rate of 10% per annum and is pro-rated for partial periods. At March 31, 2012, we had $6,000 outstanding under the promissory note and related accrued interest of $630.

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

Business

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Until October, 3, 2011, our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. As discussed in NOTE C, on February 10, 2012 the Company executed a Merger Agreement and Plan of Reorganization with its parent and sole shareholder, Green Automotive pursuant to which the Company will be dissolving into and becoming part of Green Automotive, with Green Automotive becoming the surviving corporation and surviving the Company as a reporting issuer under the Securities Exchange act of 1934. Until the closing of the Merger with Green Automotive, we are not going to restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be by our sole stockholders, management or other investors.

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

Failing to complete the Merger with Green Automotive, we may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Results of Operations

As reflected in the accompanying financial statements, we had negative working capital of $30,276 at March 31, 2012 and a deficit accumulated during the development stage of $51,487 at March 31, 2012.

The Company incurred a net loss from operations of $13,636 for the three months ended March 31, 2012 versus a net loss from operation of $3,271 for the three months ended March 31, 2011.  The reason for the increase was due to an increase in administrative costs for director’s fees due to the new management and professional fees for the managing of the company.

Liquidity and Capital Resources

For the three months ended March 31, 2012, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

Failing to complete the Merger with Green Automotive management will resume seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Failing to complete the Merger with Green Automotive management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $51,487 from inception, and used no cash in operations for the period from April 28, 2010 (inception) to March 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults on Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

(a)

Exhibits

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MATTER OF TIME I CO.

Dated: May 14, 2012	By:	/s/ Fred Luke
Fred Luke Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)