Form 10-Q
period 2012-06-30
Matter of Time I Co.
filed 2012-08-13
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s common stock, par value $0.001, on August 10, 2012 was 200,000 shares.

MATTER OF TIME I CO

Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MATTER OF TIME I CO.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$13,701	$8,660
Accounts payable – related parties	28,009	1,500
Accrued interest – related parties	779	480
Convertible note payable – related parties	6,000	6,000
Total Current Liabilities	48,489	16,640

Total liabilities	48,489	16,640

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 200,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	200	200
Additional paid-in capital	21,011	21,011
Deficit accumulated during the development stage	(69,700)	(37,851)
Total Stockholders’ Deficit	(48,489)	(16,640)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to unaudited financial statements.

MATTER OF TIME I CO.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Date of
					Inception
					(April 28,2010)
	Six Months Ended		Three Months Ended		to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
Operating Expenses:
General and administrative expenses	31,550	5,943	18,064	2,672	68,921

Total operating expenses	31,550	5,943	18,064	2,672	68,921

Loss from Operations	(31,550)	(5,943)	(18,064)	(2,672)	(68,921)

Other Income/(Expense)
Interest (expense)-Related parties	(299)	-	(149)	-	(779)
Total Other Income (Expense)	(299)	-	(149)	-	(779)

(Loss) from Continuing Operations	(31,849)	(5,943)	(18,213)	(2,672)	(69,700)

Net (Loss)	$(31,849)	$(5,943)	$(18,213)	$(2,672)	$(69,700)

Net (Loss) Per Share:
Basic and Diluted	$(0.16)	$(0.03)	$(0.09)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	200,000	200,000	200,000	200,000

See accompanying notes to unaudited financial statements.

MATTER OF TIME I CO.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Date of
			Inception
	Six Months Ended		(April 28, 2010)
	June 30,		June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(31,849)	$(5,943)	$(69,700)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Common stock issued for services	-	-	6,000
Changes in assets and liabilities:
(Increase) in prepaid assets	-	(2,250)	-
Increase in accounts payable	5,041	2,974	13,701
Increase in accounts payable-related party	26,509	95	28,009
Increase in accrued interest-related party	299	178	779

Net cash provided by operating activities	-	(4,946)	(21,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	-	9,211
Increase in notes payable-Related party	-	6,000	6,000
Proceeds from issuance of common stock	-	-	6,000
Net cash from financing activities	-	6,000	21,211

Net increase in cash	-	1,054	-

CASH AT BEGINNING PERIOD	-	252	-

CASH AT END OF PERIOD	$-	$1,306	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Common stock issued for legal and management fees	$-	$-	$6,000

See accompanying notes to unaudited financial statements.

MATTER OF TIME I CO.

(A DEVELOPMENT STAGE COMPANY)

June 30, 2012

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – PRESENTATION

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

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   We had negative working capital of $48,489 at June 30, 2012, a deficit accumulated during the development stage of $69,700 at June 30, 2012, and a net loss from operations of $31,849 for the six months then ended.  It also sustained operating losses in prior years. Additionally, due to the current and prior year net operating loss, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

In October, 2011, in connection to the change of control of the Company to Green Auto, the unsecured promissory note matures and becomes due and payable upon demand.  Interest accrues on the note on the unpaid principal balance at a rate of 10% per annum and is pro-rated for partial periods. At June 30, 2012, we had $6,000 outstanding under the promissory note and related accrued interest of $779.

As of June 30, 2012, we had $28,009 due to related parties. Of this amount, $12,000 is due to directors for services and the remaining $16,008 is due to other related parties for payments made on behalf of the Company.

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

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex

Results of Operations

As reflected in the accompanying financial statements, we had negative working capital of $48,489 at June 30, 2012 and a deficit accumulated during the development stage of $69,700 at June 30, 2012.

The Company incurred a net loss from operations of $18,213 for the three months ended June 30, 2012 versus a net loss from operation of $2,672 for the three months ended June 30, 2011.  The reason for the increase was due to an increase in administrative costs for director’s fees due to the new management and professional fees for the managing of the company.

Liquidity and Capital Resources

For the three months ended June 30, 2012, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $69,700 from inception, and used no cash in operations for the period from April 28, 2010 (inception) to June 30, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MATTER OF TIME I CO.

Dated: August 13, 2012	By:	/s/ Fred Luke
Fred Luke Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)