Form 10-Q
period 2012-09-30
Matter of Time I Co.
filed 2012-11-19
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s common stock, par value $0.001, on November 19, 2012 was 200,000 shares.

MATTER OF TIME I CO

Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MATTER OF TIME I CO.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$15,911	$8,660
Accounts payable-Related parties	36,089	1,500
Accrued interest-Related parties	930	480
Convertible note payable-Related parties	6,000	6,000
Total Current Liabilities	58,930	16,640

Total liabilities	58,930	16,640

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 200,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	200	200
Additional paid-in capital	21,011	21,011
Deficit accumulated during the development stage	(80,141)	(37,851)
Total Stockholders’ (Deficit)	(58,930)	(16,640)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$-	$-

See accompanying notes to condensed financial statements.

MATTER OF TIME I CO.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended		Date of Inception (April 28,2010) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
Operating Expenses:
General and administrative expenses	$10,290	$10,809	$41,840	$16,574	$79,211

Total operating expenses	10,290	10,809	41,840	16,574	79,211

Loss from Operations	(10,290)	(10,809)	(41,840)	(16,574)	(79,211)

Other Income/(Expense)
Interest (expense)-Related parties	(151)	(151)	(450)	(329)	(930)
Total Other Income (Expense)	(151)	(151)	(450)	(329)	(930)

(Loss) from Continuing Operations	(10,441)	(10,960)	(42,290)	(16,903)	(80,141)

Net (Loss)	$(10,441)	$(10,960)	$(42,290)	$(16,903)	$(80,141)

Net (Loss) Per Share:
Basic and Diluted	$(0.05)	$(0.05)	$(0.21)	$(0.08)

Weighted Average Shares Outstanding
Basic and Diluted	200,000	200,000	200,000	200,000

See accompanying notes to condensed financial statements.

MATTER OF TIME I CO.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended		Date of Inception (April 28, 2010) to
	September 30,		September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(42,290)	$(16,903)	$(80,141)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Common stock issued for services	-	-	6,000
Changes in assets and liabilities:
Increase in accounts payable	7,251	200	15,911
Increase in accounts payable-related party	34,589	911	36,089
Increase in accrued interest-related party	450	329	930
Net cash provided by operating activities	-	(15,463)	(21,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	-	9,211
Increase in notes payable-Related party	-	6,000	6,000
Proceeds from issuance of common stock	-	9,211	6,000
Net cash from financing activities	-	15,211	21,211

Net increase in cash	-	(252)	-

CASH AT BEGINNING PERIOD	-	252	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Common stock issued for legal and management fees	$-	$-	$6,000

See accompanying notes to condensed financial statements.

MATTER OF TIME I CO.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2012

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

NOTE B - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   We had negative working capital of $58,930 at September 30, 2012, a deficit accumulated during the development stage of $80,141 at September 30, 2012, and a net loss from operations of $42,290 for the nine months then ended.  It also sustained operating losses in prior years. Additionally, due to the current and prior year net operating loss, the Company currently has a deficit in its stockholders’ equity account.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – RELATED PARTY TRANSACTIONS

In October, 2011, in connection to the change of control of the Company to Green Auto, the unsecured promissory note matures and becomes due and payable upon demand.  Interest accrues on the note on the unpaid principal balance at a rate of 10% per annum and is pro-rated for partial periods. At September 30, 2012, we had $6,000 outstanding under the promissory note and related accrued interest of $930.

As of September 30, 2012, we had $36,089 due to related parties.  Of this amount, $18,000 is due to directors for services and the remaining $18,089 is due to other related parties for payments made on behalf of the Company.

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

Results of Operations

As reflected in the accompanying financial statements, we had negative working capital of $58,930 at September 30, 2012 and a deficit accumulated during the development stage of $80,141 at September 30, 2012.

The Company incurred a net loss from operations of $10,441 for the three months ended September 30, 2012 versus a net loss from operation of $10,960 for the three months ended September 30, 2011.  Even though there was an increase in administrative costs for director’s fees due to the new management and professional fees for the managing of the company, there was a greater decrease in management fees and other costs compared to the prior period.

Liquidity and Capital Resources

For the three months ended September 30, 2012, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $80,141 from inception, and used no cash in operations for the period from April 28, 2010 (inception) to September 30, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(a)

Exhibits

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

___

Merger Agreement and Plan of Reorganization

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MATTER OF TIME I CO.

Dated: November 19, 2012	By:	/s/ Fred Luke
Fred Luke Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)