Form 10-K
period 2012-12-31
Green Automotive Co
filed 2013-05-20
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-54049

GREEN AUTOMOTIVE COMPANY

(Exact name of registrant as specified in its charter)

Nevada	22-3680581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Corporate Place, Suite 150 Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (877) 449-8842

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files).  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates: $65,149,323 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 342,891,176 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 10, 2013, there were 349,574,514 shares of common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

Green Automotive Company

i

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History and Development of the Company

We are a corporation originally organized under the laws of the State of Delaware in 1996, but re-incorporated in Nevada effective June 3, 2011.  We formerly operated under the name GANAS Corp. (“GANAS”).  Prior to November 2009, GANAS’ objective was to obtain through acquisition and/or merger transactions, assets, which could benefit our shareholders.  Effective November 4, 2009, GANAS acquired Go Green USA LLC, a Nevada limited liability company organized on April 28, 2009 (“Go”), in a share exchange transaction pursuant to which newly issued shares of GANAS common stock were issued in exchange for all of the issued and outstanding membership interests of Go (the “Go Merger”).  The Go Merger resulted in GANAS issuing 1,436,202.25 shares of its common stock with par value $0.001 for each 1% membership interest in Go, following which GANAS changed its name to Green Automotive Company Corporation.  Effective September 30, 2011, we effected a Change of Domicile, re-incorporating in Nevada and simplifying our name to Green Automotive Company, among other things (the “Re-Incorporation”).

In August 2009, prior to the Go Merger, Go entered into a Memorandum of Understanding with a subsidiary of  Zotye Holding Group, a Chinese automotive manufacturer (collectively, “Zotye”) which, on January 29, 2010, was reduced to a definitive Exclusive Agreement of Distribution and Service between the Issuer and Zotye (the “Zotye Agreement”).  On July 20, 2010, the Zotye Agreement was amended and restated “between the Issuer and Yongkang Titan Imp. & Exp. Co., Ltd., a reported subsidiary of Zotye,” and then on December 21, 2010, the Zotye Agreement was further amended and restated between the Issuer and Zhejiang Titan Imp. & Exp. Co., Ltd., another reported Zotye subsidiary.

On January 29, 2010, following the execution of the Zotye Agreement we changed our primary SIC Code to 5012 for automobiles.

Following the Go Merger, and throughout the 2010 and 2011 fiscal years we devoted all of our resources to the homologation1 of the all-electric Zotye Sport Utility Vehicle (“SUV”) with the intent to import and distribute the SUV throughout the U.S. pursuant to the Zotye Agreement.  However, after taking several SUV’s through the required tests to comply with the standard safety benchmarks required by the U.S. Department of Transportation (“DOT”) and the U.S. Federal Motor Vehicle Safety Standards (“FMVSS”) to determine the safety and US marketability of the SUV, we elected to modify our business plan so as to not be dependent upon one supplier, one product and only one segment of the new all-electric automotive industry, and instead to be involved in two areas of the industry: the import, testing and distribution of foreign and domestic manufactured Eco- friendly passenger vehicles (“Passenger Vehicles”), Municipal Transit Buses, School Buses, Limousines, and Airport and Hotel Shuttle Vans (collectively, “Mass-Transit Vehicles”), and the conversion of convention internal combustion engine driven vehicles into all-electric powered vehicles (“Conversion Vehicles”), with the medium term goal of becoming the first manufacturer of all-electric Mass-Transit Vehicles and  Conversion Vehicles.

1 Homologation is the process by which a country approves a vehicle for sale in its territory.  Countries have different rules and regulations pertaining to the vehicles that are allowed on its roadways, generally regarding safety and crash resistance and these are collectively referred to by the term "homologation".  A vehicle cannot be sold in a country without meeting the homologation requirements for that country and vehicle.

Following the restructuring, our business plan was modified to focus on the import and distribution of Eco-friendly vehicles and we are presently planning to bring All-Electric and other Eco-friendly vehicles into the United States market.  We are currently involved in assessing a number of All-Electric and alternate fuel vehicles including an All-Electric Intra-City and Municipal Mass Transit Bus and School Bus, for introduction to the U.S. market, to be manufactured by our subsidiary, Newport Coach Works, Inc.

For the years ended December 31, 2012 and 2011, we had net losses of $30,422,843 and $2,926,470, respectively. Due to our operating losses, we did not generate positive operating cash flows during these periods. Our cash on hand as of December 31, 2012 was $87,325 and our monthly cash flow burn rate is approximately $48,000, excluding professional fees and consultants on an as needed basis. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Matter of Time Merger

On September 1, 2011, Green Automotive Company entered into a Stock Purchase Agreement and Escrow Agreement with Mark E. Crone (“Crone”) and Bosch Equities, L.P. (“Bosch”), under which we purchased 100% of the outstanding equity of Matter of Time I Co., a Nevada corporation (“MOT”), and extinguished a repayment obligation of MOT totaling $6,000, all in exchange for $30,000.  A copy of this agreement is attached hereto as Exhibit 10.16.

On February 10, 2012, Green Automotive Company entered into a Merger Agreement and Plan of Reorganization with Matter of Time I Co., a Nevada corporation (“MOT”) (the “MOT Agreement”).  Under the MOT Agreement, at the closing of the transaction contemplated by the MOT Agreement, MOT dissolved into and became a part of Green Automotive Company, with Green Automotive Company being the surviving corporation and assuming MOT’s status as a reporting issuer under the Securities Exchange Act of 1934, as amended.  On December 14, the transactions contemplated by the MOT Agreement closed (the “Closing”).  A copy of the MOT Agreement is attached hereto as Exhibit 10.5.  As a result of the Closing, MOT was merged out of existence and Green Automotive Company became a reporting issuer under the Securities Exchange Act of 1934, as amended.

Liberty Transaction

On June 28, 2012, we entered into a Stock Exchange Agreement (the “Liberty Agreement”) with Liberty Electric Cars Ltd., an England and Wales private company limited (“LEC”), and its wholly-owned subsidiary LEC 2 Limited, an England and Wales private company limited (“LEC2” and together with LEC, the “LEC Entities”), under which our wholly-owned subsidiary, Liberty Automotive Group, Inc. (formerly GAC EV Motors Inc.), a Nevada corporation (“LAG”) agreed to purchase 100% of the issued and outstanding securities of LEC (the “LEC Shares”), that owns 100% of the issued and outstanding securities of LEC2 (the “LEC2 Shares”) (collectively the “LEC Securities”) in exchange for the transfer of Thirty Nine Million Seven Hundred Forty Two Thousand One Hundred Seventy Eight (39,742,178) shares of our common stock held by LAG to the LEC Shareholders.  These shares represent approximately 8.19% of our outstanding voting control.  We also issued Mr. West and Mr. Hobday, the executives of LEC, a total of 300,000 shares of our Series A Preferred Stock in exchange for the non-competition provisions in their independent contractor agreements.  This transaction closed on July 23, 2012.

Additionally, pursuant to the Liberty Agreement, we issued to GAC Automotive Services, Inc., a Nevada corporation and one of our wholly-owned subsidiaries (“GAC Auto”) Ten Million (10,000,000) shares of Series B Convertible Preferred Stock (the “Series B Shares”).  The issuance of the Series B shares to GAC Auto is not part of the purchase price of the LEC Entities and is not compensation to the LEC Entities or LEC Shareholders, but is reserved for issuance to certain entities and/or assets that LEC and/or LEC2 have been in negotiations with at the time of execution of the Liberty Agreement if those entities are purchased by us or our subsidiaries.  The determination as to when and if to transfer the Series B Shares from GAC Auto to a selling party must be approved by our Board of Directors.  To date, all of the Series B Shares are still held by GAC Auto.

As a result of the Liberty Transaction, we acquired LEC, a company that designs and develops electric vehicle drive solutions for use in its own converted vehicles and for sale to original equipment manufacturers (OEMs) for incorporation into their production.  LEC’s engineers have invented innovative EV drive train technologies that can be employed in a wide variety of vehicle platforms.  LEC is also involved in a number of advanced research programs for developing next generation electric vehicle (“EV”) solutions.  These programs include the prestigious “Deliver” project where LEC is working together with “tier one” automotive companies to develop a pure electric commercial vehicle, and the “Motore” project in which LEC has partnered with other “tier one” automotive companies and universities to develop a “rare earth” free electric motor technology.    Additionally, LEC has also created after sales support for EV’s, by providing a comprehensive aftermarket maintenance program throughout Europe for electric trucks and cars.

The LEC team consists of 13 individuals, who combined have over 200 man years of experience in the automotive industry and over 95 man years in the electric vehicle (EV) sector.  During these years the LEC personnel have designed, manufactured and maintained electric vehicles that have been driven over 12,000,000 miles.  LEC’s experience in EV platform design led to the launch of two technology demonstrator vehicles, known as the Liberty E-Range.  The Liberty E-Range is the world’s first pure electric, luxury 4x4 that has a range of 200 miles on a single charge – this is the upper end of the range that any current EV is able to achieve.  The vehicle has four electric motors, one for each wheel, and one of the world’s largest Lithium car batteries, creating a drive train design that is truly unique.  The Liberty E-Range was built under one of a number of United Kingdom government sponsored programs initiated to test electric vehicles with this particular one called "Evadine". The vehicle design parameters were a range of 200 miles, a 0-60 mph time of around 7 seconds and top speed of 100 mph.  Results from the test program confirmed that the Liberty E-Range vehicles met these design parameters. The Evadine program required the vehicles to be driven by "normal" drivers for extended periods (3 to 6 months) over a 24 month period.  They were driven on normal roads, at weekends and under driving conditions intended to test the vehicles in a variety of circumstances.  The results were captured by data loggers and the information was transmitted to Newcastle University which produced and shared the results amongst the Evadine participants.  The results were designed to help EV manufacturers improve the efficiency of their vehicles based on feedback on how they are used and driven. The program is set to finish in mid-2013. Vehicles involved included those from large manufacturers like Peugeot and Nissan, and also from smaller companies like Smiths, Avid and Liberty. LEC has two E-Range in the program and as of the date of this filing the two Liberty E-Range demonstrator vehicles have been driven as test vehicles for the past 18 months.  Currently, there is no timetable for when we might be able to bring these vehicles to market.

Due to its experience in EV technologies and in servicing EVs, LEC recently re-signed its agreement with Navistar, Inc., a large U.S. truck manufacturer, for the on-going support of electric vehicles run by its key clients in Europe.  LEC will continue to take care of all warranty support when required by these customers, all of whom run fleets of electric commercial vehicles across Europe.  Navistar’s customers include major companies such as FedEx, UPS and Veolia, who are using the first “ground up”2 electric trucks known as the “Modec”3 that were launched some 4 years ago for the purpose of making pollution free deliveries in urban areas.  Navistar represented approximately 93% of LEC’s revenue from July 23, 2012 (the date we closed the acquisition with LEC) and December 31, 2012.

2 "Ground-up" refers to vehicles that were initially designed and built as electric vehicles as opposed to the conversion of an existing vehicle that has an internal combustion engine converted to run with an electric motor.

3 “Modec” is the name of the Navistar “ground-up” electric truck in Europe. It is known by the name E-Star in the United States of America.

Newport Coachworks Transaction

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with a cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with diesel or compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000.  As discussed below GACR will issue Mr. Read up to all of the GACR Additional Shares, which shares will either be kept in escrow and distributed, or kept in treasury and issued, to Mr. Read within ten (10) days of the end of each calendar quarter pro rata with the number of Qualified Purchase Orders received by NCWI for the applicable calendar quarter (the “NCWI Transaction”).  The determination as to whether the shares will be issued and held in escrow or kept in treasury will be determined by the Parties in good faith and has not been determined to date.  The GACR Shares, if all issued, currently represent approximately 7.6% of our outstanding common stock.  This transaction closed on October 12, 2012.

Products and Services

In August 2009, prior to the Go Merger, Go entered into a Memorandum of Understanding with a subsidiary of  Zotye Holding Group, a Chinese automotive manufacturer (collectively, “Zotye”) which, on January 29, 2010, was reduced to a definitive Exclusive Agreement of Distribution and Service between the Issuer and Zotye (the “Zotye Agreement”).  On July 20, 2010, the Zotye Agreement was amended and restated “between the Issuer and Yongkang Titan Imp. & Exp. Co., Ltd., a reported subsidiary of Zotye,” and then on December 21, 2010, the Zotye Agreement was further amended and restated between the Issuer and Zhejiang Titan Imp. & Exp. Co., Ltd., another reported Zotye subsidiary.

Following the Go Merger, and throughout the 2010 and 2011 fiscal years we devoted all of our resources to the homologation of the all-electric Zotye Sport Utility Vehicle (“SUV”) with the intent to import and distribute the SUV throughout the U.S. pursuant to the Zotye Agreement.  However, after taking several SUV’s through the required tests to comply with the standard safety benchmarks required by the U.S. Department of Transportation (“DOT”) and the U.S. Federal Motor Vehicle Safety Standards (“FMVSS”) to determine the safety and US marketability of the SUV, we elected to modify our business plan so as to not be dependent upon one supplier, one product and only one segment of the new all-electric automotive industry, and instead to be involved in two areas of the industry: the import, testing and distribution of foreign and domestic manufactured Eco- friendly passenger vehicles (“Passenger Vehicles”), Municipal Transit Buses, School Buses, Limousines, and Airport and Hotel Shuttle Vans (collectively, “Mass-Transit Vehicles”), and the conversion of conventional internal combustion engine driven vehicles into all-electric powered vehicles (“Conversion Vehicles”), with the medium term goal of becoming the first manufacturer of all-electric Mass-Transit Vehicles and  Conversion Vehicles.

As a result, we currently consider ourselves a state-of-the-art niche vehicle design, engineering, manufacturing, and sales company, driving innovation in the use of cutting edge zero and low emission technologies.  We also provide a comprehensive after sales program with the intent of maximizing the life time value of clean transport solutions, primarily through our E-Care program, which sources replacement components from around the world at the best possible prices to enable the continued use of electric vehicles when replacement with manufacturer-sourced components would make it not cost effective to continue their use.  For example the battery pack in a Modec truck costs approximately $45,000 to replace with a new unit. LEC can refurbish the old battery pack providing a new lease on life for the vehicle for between $7,000 and $10,000. LEC is believed to be the only company in the world offering this type of refurbishment program.  We believe with LEC and NCWI that we possess a portfolio of synergistic businesses that are active in three main market segments: advanced vehicle technology development, engineering & design with a focus on zero and low emission solutions; manufacturing and customization of vehicles for niche markets (with the potential to be converted into low emission or electric vehicles); and after sales support programs for electric or low emission vehicles including parts, servicing and repair.

As noted above, as a result of the Liberty Transaction, we acquired LEC, a company that designs and develops electric vehicle drive solutions for use in its own converted vehicles and for sale to original equipment manufacturers (OEMs) for incorporation into their production.  LEC’s engineers have invented, IP-protected, innovative EV drive train technologies that can be employed in a wide variety of vehicle platforms.  LEC is also involved in a number of advanced research programs for developing next generation electric vehicle (“EV”) solutions.  Two of these programs, the “Deliver” project and the “Motore” project, are grant-based programs created by the European Union to develop new technologies under the Seventh Framework Programme (FP7) initiative.  These projects pull together partners from various industries to create new technologies across a broad spectrum of uses.  The purpose behind the “Deliver” project is to create a next generation electric delivery van employing lightweight composite structures in a radical new design.  We consider the program to be prestigious because this FP7 project involves two major OEM's - VAG (Volkswagen Audi group - the third largest car manufacturer in the world) and Fiat (owners of Chrysler), while FP7 programs typically do not involve large OEMs.  The second project in which we are involved, the Motore project, has the purpose of creating a new type of electric motor which avoids the use of rare earth metals.  Currently, rare earth metals are a compulsory component of electric motors - the vast majority of which come from China, and China has been raising the prices and limiting supply for some years. This increases the price of motors for the rest of the world while providing China with an unfair competitive advantage. The goal of the “Motore” project is to be able to create the same power from an electric motor without using these rare earth metals.

LEC’s subsidiary, LEC2 Limited, has two operating subsidiaries:  Liberty E-Tech and Liberty E-Care.

Liberty E-Tech provides support to Electric Vehicle manufacturers. Liberty E-Tech’s “know how” covers all electric vehicle development phases from the initial feasibility studies to electric vehicle design and concept, prototype build, pre-production tests and validation including full homologation to all international standards for passenger electric cars and commercial electric vehicles. Liberty E-Tech’s core competencies include:

•

Systems specification and integration: Functional specification of vehicle systems, using unified modelling language (UML), and systems modelling language (SysML) to promote the generation of bug-free and unambiguous requirements.

•

Diagnosis specification of vehicle systems, based on unified diagnostic services (ISO 14229 -1:2006) and unified diagnostic services over controller area networks (ISO 15765-X:2004)

•

Vehicle architecture design, using controller area network buses (CAN buses, ISO11898), and local interconnect network sub-bus (LIN sub-bus)

•

Simulation of electronic circuits

•

Vehicle System Design Specification

•

Design and DFMEA (design failure mode and effects analysis)

•

Full Prototype build and testing

•

DVP (design valuation plan), Test & Validation

•

Support and planning of type approval / homologation activities

•

Intellectual property registrations

•

Assistance with Grant applications for early stage research and development work right up to full prototype evaluation and testing.

•

System safety analysis expertise in: Potential failure modes and effects analysis for design and system level (D-FMEA and S-FMEA), to AIAG process including boundary identification and documentation, functional breakdown, block diagrams, interface diagrams, parameter diagrams (P-diagrams), Screen plots for targeting of RPNs after identification of critical and significant characteristics, functional hazard analysis.

•

Diagnostics system specification for manufacturing systems, including SQL database tie-ins to production systems to accommodate product options and for storage of results in the main production management system.

The Company is currently working on:

•

Bug e, an Electric sports vehicle solution aimed at the younger market providing fun and safety in the spirit of the “Beach Buggy”;

•

Next generation pure electric delivery truck in the 3.5t to 7.5t GVW category (Deliver Project)

•

Developing new non-rare earth Electric motors (Motore project)

•

Taxi conversion program for London

•

Jeep J8 conversion program

Liberty E-Care provides a full package of after sales services for all types of electric vehicles.

The Liberty E-Care team was created from the merger of the Liberty Electric Car support team and the Modec Service operation.  Liberty E-Care operates a membership support programme called “The Club”.  For an annual membership fee, the owner of an electric vehicle can access our highly skilled operators via a telephone hotline, receive software updates as and when required, and, in the case of an intervention, avoid paying a call out fee.  The Liberty E-Care team is both field based and site based, thus intervention can take place at the owner’s location reducing down time.

Liberty E – Care is staffed by skilled EV technicians with years of experience, capable of diagnosing and repairing everything on an EV from the battery to the motors, from the software to the traction controllers.

As a result of the NCWI Transaction, through our wholly-owned subsidiary, NCWI, we are involved in bus and limousine manufacturing.  NCWI’s new manufacturing facility is based in California where it should have the capacity to produce in excess of 500 buses annually.4  Currently, NCWI has two employees and ten independent contractors it is utilizing for current bus manufacturing.  As the manufacturing increases additional personnel will be required, which NCWI believes it will be able to hire from funds provided by Green Automotive Company and/or from the sales of its manufactured buses.  As personnel are needed on a more full time basis, NCWI eventually plans to hire such personnel as employees and not as independent contractors.  NCWI is run by its President, Carter Read, who has over 29 years of experience in bus and limo manufacturing, and ran Tiffany Coachworks as its President for 23 years.  During this time he developed over 9 models of buses ranging from 11500 lb GVW to 33000 lb GVW.  Due to the this experience, although NCWI is a newly formed entity, it was able to sign a definitive distribution agreement for the manufacturing of buses over a two year period with Don Brown Bus Sales, Inc., one of North America’s leading bus distributors. NCWI should begin delivering units to Don Brown Bus Sales, Inc. in the Spring of 2013.  Under the agreement, NCWI will provide a range of diesel and CNG-powered buses in the 12,500lb GVW to 33,000lb GVW range to customers of Don Brown Bus Sales, Inc.  As a newly-formed entity, NCWI’s current plan of operation is to manufacture buses for Don Brown Bus Sales, Inc., under its agreement with Don Brown Bus Sales, utilizing the funding to be provided by First Market Services under NCWI’s agreement until sufficient cash flow is generated from the sales to Don Brown.  As noted above, through December 31, 2012, NCWI had received approximately $125,000 in funding, has identified a new manufacturing facility and is currently in the process of manufacturing buses.  In this early stage of development any decrease in its funding could cause NCWI to not be able to meet its manufacturing obligations for Don Brown Bus Sales, Inc. under the agreement, which would be very detrimental to its business.  NCWI currently forecasts the need for an additional $250,000 prior to being able to complete its first buses for Don Brown and we believe we will be able to raise this money through First Market Services as they are contractually bound to provide this or through the sales of securities to other third parties.  NCWI currently projects the primary milestones to be achieved between now and the delivery of its first bus to Don Brown Bus Sales are as follows: (1) manufacture the molds for F550 and Freightliner based buses, (2) purchase five Axis CNC machines for milling and cutting 3-dimensional parts, (3) purchase of spray booth and oven for the painting of finished buses to the highest standard, (4) development and deployment of injection molding technique for panel production, (5) creation of a sewing department with the necessary skilled staff and equipment to complete interiors for Limo buses, (6) achieving highway certification for completed buses.

Under agreement Don Brown Bus Sales, NCWI had an initial order to manufacture 288 buses between December 2012 and December 2014.  Under an additional order received on or about January 21, 2013, Don Brown Bus Sales has increased its total order to 432 buses over the same period.

In order to manufacture electric commercial vehicles, we will need certain critical components, including, but not limited to motors, controllers, and the electric batteries.  Where we manufacture electric buses and commercial vehicles in America, we will be aiming to source as many components in the U.S. market as possible. For the motors, we should be able to purchase them from one or more of several U.S.-based motor suppliers (e.g. UQM, HPEV).  We should be able to purchase the necessary controllers from Curtis.  Regarding the batteries, the cells to make the electric batteries can come from a variety of cell manufacturers, such as Dow Kokam, Johnson Controls, Valence and other emerging cell manufacturers.  We plan for the battery assembly to be done either in house or by Voltronix an American company based in California.   We do not currently have any agreements or arrangements in place with these suppliers, but do not believe we will have any issues in purchasing the critical components as the need arises.

4 The manufacturing facility currently leased by NCWI for manufacturing and assembling buses is approximately 20,000 sq. ft.  NCWI also has a glass shop approximately 2 miles away from the primary manufacturing facility, which manufactures fiberglass parts, (side panels, front cap, back cap, roof, etc..) along with vacuformed components, (window panels, headliners etc.).  The primary facility has six 20' x 18' ground level doors.  Based on Mr. Read’s experience, with proper tooling and jigs NCWI can manufacture over 500 buses per year based on the size of the current facilities.

Recently, NCWI initiated a collaborative project to develop a range of electric buses for the North American market with our other acquisition, LEC, utilizing the proprietary electric drive train technology from LEC and combining it with the bus designs of NCWI.  The aim is to provide clean and quiet buses for the North American market – ones that provide a cost effective solution for operators and improve passenger comfort dramatically.  The parameters for electric bus performance have been already set, including, distance; charging times; speed and acceleration; across a range of buses from 11,500lb GVW through to 33,000lb GVW. This should cover the most popular segments in the shuttle and school bus markets.  We believe advances in the technology for electric vehicles should see NCWI launch electric buses with the ability to charge their batteries up to 80% in just 30 minutes.  This short charging time would provide operators with the opportunity to drive much greater distances during the working day.

Regarding being able to charge batteries up to 80% in only 30 minutes, 380v 3 phase fast chargers are battery chargers that are now available and being deployed by major vehicle manufacturers. Tesla, for example, has started to deploy these fast chargers along major routes in America to make it possible to charge their cars while completing long distance trips of circa 500 miles or more by stopping to recharge for 20 to 30 minutes for every 200 to 300 miles (depending on the range of the car). The roll out of these chargers will allow all electric vehicles to charge "quickly". The stated aim of car manufacturers is to achieve a charge level of 80% of the batteries capacity in 30 minutes or less. Nissan (Leaf), Tesla, Renault (Zoe and other models), all allow the use of these fast chargers (where available) to provide such a fast charge cycle.  For trucks and buses that return to the same points in their journey each day, these fast chargers will allow a very quick battery top up providing greater use / range during the working day.  The timeline for us to be able to leverage this new technology is by approximately September or October 2013.  Since the technology we will deploy is based on a design of an electric drive train already developed by Liberty we anticipate we can deploy vehicle components able to capitalize on these new fast chargers much more quickly than normal.

Industry Overview

We operate in the automotive industry sector, with a presence in design, development, engineering, and manufacturing with a focus on green technologies for niche vehicles.  Although our acquisitions of LEC and NCWI are recent, we believe the businesses are complementary.  For example, LEC designs EV drive trains and provides aftermarket support for EVs, while NCWI builds buses which will include the EV drive train from LEC to make an electric bus range, and eventually LEC’s aftermarket program will support the vehicles after they are sold.  Our goal is to have these businesses operate synergistically and support one another through their strengths and experience.

The industry is dominated by large OEM’s who require large annual volumes to keep their plants working efficiently (in excess of 10,000 units per month) and thus leave low volume requirements to specialist manufacturers (usually in the order of <1,000 per month). The economies of scale necessary for the large OEM’s to achieve break even, preclude the production of these lower volumes.  The large OEM’s also buy technological development from outside their core business (which is manufacturing and marketing), primarily from design and development companies.  In particular those in the emerging technology area of EV drive trains provide a significant input into the development of OEM product for large automobile companies.  These companies are known as second or third tier suppliers.  In addition, due to the much lower sale numbers large OEMs typically do not venture into these areas of specialized vehicles, and, as a result, there is a market for niche vehicle manufacturers producing anything from military vehicles through to buses, coaches, limousines, taxis and emergency service products. These specialist companies have faced pressure to produce products with zero or low exhaust emissions in order to meet both customer and authority demands and regulations related to the environment.

Our management believes the supply chain for electric vehicle components necessary to manufacture EVs is well established since the majority of electric motors are derivatives of existing motors deployed for other purposes (e.g. trains, fork lifts, aerial lifts, etc.).  The controllers for these vehicles and motors have been around for some time and are also used in other similar industries.  Although the battery technology based on Lithium is fairly new and American cell manufacturers have had a difficult time refining the technology, Chinese manufacturers have had a great deal of success.  Our ability to be energy storage-type agnostic is one of our competitive advantages.  We have vehicles with lead acid batteries (which have been around for over 50 years), Lithium or various chemistry types and have also explored fuel cell technology.  The niche vehicle market for EV's is emerging, but the niches are the same for internal combustion engine vehicles - they are the sectors where the volume is too low for a major OEM to be able to survive economically.  For example, vehicles that typically fall in this category are ambulances, buses, taxis, agricultural vehicles, fire engines, limousines, funeral cars, airport vehicles, military vehicles, pumping vehicles, vehicles for mines, vehicles for theme parks, and forestry vehicles. In all of these categories and more, there are small, niche vehicle manufacturers servicing those industries, but they are now under pressure to do so in an environmentally clean way.  We believe the unique drive train technology Liberty created initially in the E-Range and which is now being combined with the Modec truck drive train to create a proprietary EV solution for niche markets, will enable us to create a successful business in the sectors we choose to enter (starting with EV buses).  We will also be able to offer this technology to existing niche vehicle manufacturers looking for EV drive train solutions for their existing products (we have two projects under evaluation in this category now, one for a military deployment and one in a taxi).

Continued adoption of more stringent environmental legislation, particularly reducing exhaust and pollutant emissions will be a key industry driver.  Developing and deploying low and zero emission drive trains for transport will be the fastest growing sector of the automotive industry for the foreseeable future (Frost and Sullivan 2011).

Competition

The EV industry is very competitive.  Competition ranges from other EV companies and products to other alternative fuel options such as Hydrogen fuel cells.  The majority of the major automobile companies throughout the world have multiple hybrid models as part of their fleet.  Our focus on low volume niche vehicle markets reduces the number of competitors we face. Our primary competitors in the EV drive train development industry are: Zytec, AMPD, and Siemens. In the Shuttle bus market, we face a number of competitors in the traditional fuel sector, including Tiffany and Krystal.  However, in the EV shuttle bus market we expect to be the first to market in the USA.  Some of these companies have greater resources than we do.

Additionally, we face competition from non-EV vehicles, such as those powered by petroleum diesel and CNG.  For the gasoline-powered vehicles the competition is from very large companies, such as Ford, General Motors, etc.  For the other types of alternative-powered vehicles, such as CNG, the larger companies include Cummins and Freightliner.

Intellectual Property

As a result of our operations and the Liberty and Newport Coachworks Transactions, we have various patents, trademarks and other intellectual property rights.  Specifically, Liberty logo (the bird) is registered under US and EU law (85042628 US, 009115239 EU); the web addresses:

www.liberty-ecars.com, www.newportcoachworks.com and

www.thegreenautomotivecompany.com are registered, and the following technology patent: 1102200.1 removable generators.

Government Approvals and Regulations

The manufacture and sale of EVs is subject to regulatory requirements regarding production, product liability, distribution, importation, marketing, promotion, advertising, labor, and environmental issues.  In the United States, the EV industry is subject to strict federal and state government regulations covering virtually every aspect of its operations, including production, marketing, promotion, sales, distribution, and advertising.

Advertising, marketing, and sales of EVs are subject to various restrictions in markets around the world.

Regulatory decisions and changes in the legal and regulatory environment could change our costs, both positively and negatively, and the potential liabilities associated with our business or impact our business activities.

Research and Development Activities

We will continue to be engaged in extensive research and development activities.  These activities will require a substantial amount of working capital and time.

At the Green Automotive Company parent company level, we are involved in research to identify new market opportunities for North America, Europe and the rest of the world. The focus is on the deployment of low emission technology for niche vehicles in either our own platforms or those of other companies wanting to build low or zero emission transport solutions.

Our subsidiary, LEC, is involved in a number of advanced research programs for developing next generation electric vehicle (“EV”) solutions.  These programs include the prestigious “Deliver” project where LEC is working together with OEM’s and “tier one” automotive companies to develop a pure electric commercial vehicle, and the “Motore” project in which LEC has partnered with other “tier one” automotive companies and universities to develop a “rare earth” free electric motor technology.  During the fiscal years ended 2012 and 2011, LEC spent approximately $6,229 and $0, respectively, on research and development.

NCWI, another of our subsidiaries, is involved in the development of next generation fossil fuel powered shuttle buses, and electric variants of a range of shuttle buses targeting the airport, hotel and school markets.

Our research and development in NCWI is expected to be approximately $500,000 for 2013.  We expect most of our research and development to be associated with NCWI’s development of the electric bus and for the funding for such research and development to be from the sales our internal engine buses as well as sales of our securities to both First Market Services, as well as others.

Compliance with Environmental Laws

Liberty is in compliance with all environmental requirements at its technology centre in Coventry England, which requirements primarily relate to the disposal of waste (including hazardous waste).

Regarding our operations with Newport Coachworks, it complies with all environmental requirements, which also relate largely to the disposal of waste.

Employees

Our parent company, Green Automotive Company, does not currently have any employees.  Currently all of Green Automotive Company’s officers are independent contractors.  We believe that our relationship with our staff is good.  Liberty Electric Cars Ltd., our wholly-owned subsidiary, currently employs approximately 40 individuals, and Newport Coachworks, Inc., another wholly-owned subsidiary, currently employs two individuals.  We are not aware of any issues with the employees of our subsidiaries.

Available Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934.  Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors.  However, we believe this information may be valuable to our shareholders for this filing.  We reserve the right to not provide risk factors in our future filings.  Our primary risk factors and other considerations include:

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have a limited operating history.  We may not successfully address these risks and uncertainties or successfully market our existing and new products.  If we fail to do so, it could materially harm our business and impair the value of our common stock.  Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate.  To date we have limited revenues, all from our wholly-owned subsidiary, LEC, and currently our future revenues are dependent upon our ability to develop and market our EV plans and operations.  For the year ended December 31, 2012, we incurred a net loss of $30,422,843 and had cash on hand of $87,325, while our monthly cash flow burn rate was approximately $48,000, excluding professional fees and consultants on an as needed basis.  As a result, we have significant short term cash needs. These needs are currently being satisfied through proceeds from the sales of our securities and the issuance of debt instruments.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.  As a result, if we are not successful in continuing to raise money from the sale of our securities, we likely would not be able to continue as a going concern.  Unanticipated problems, expenses, and delays are frequently encountered in establishing a presence in the EV market.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing.  The failure by us to address satisfactorily any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations.  No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

To date, we have only generated limited revenues and we have minimal cash liquidity or capital resources.  Our future capital requirements will depend on many factors, including our ability to develop our intellectual property, our ability to generate positive cash flow from operations, and the effect of competing market developments.  We will need additional capital in the near future.  Any equity financings will result in dilution to our then-existing stockholders.  Sources of debt financing may result in high interest expense.  Any financing, if available, may be on terms deemed unfavorable.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

To date, we have relied on funding from investors and lenders to fund operations, and we have generated limited revenue.  We have limited cash liquidity and capital resources.  Our future capital requirements will depend on many factors, including our ability to market our products successfully, our ability to generate positive cash flow from operations, and our ability to obtain financing in the capital markets.  Our management currently estimates we will need approximately $2 million to implement our business plan over the twelve months, roughly calculated as follows: group forecast losses of $1,040,000 (excluding adjustments for derivatives and options), research and development of $500,000, capital expenditures of $300,000, and working capital of $160,000.  Our business plan requires substantial additional funding beyond our anticipated cash flow from operations.  Although we currently have the FMS Stock Agreement in place, we have no other specific plans or arrangements for other financing and we intend to raise funds through private placements, public offerings, or other financings.  Any equity financings would result in dilution to our then-existing stockholders.  Sources of debt financing may result in higher interest expense and may expose us to liquidity problems.  Any financing, if available, may be on terms deemed unfavorable.  If adequate funds are not obtained, we may be required to reduce or curtail operations.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern for the next twelve months.  Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so.  However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.  Additionally, the mere mention by our independent registered public accounting firm that there is substantial doubt regarding our ability to continue as a going concern may make it more difficult to raise funds, which we must do in order to continue with our current business plans.

If we are unable to attract and retain key personnel, we may not be able to compete effectively in our market.

Our success will depend, in part, on our ability to attract and retain key management, both including and beyond what we have today.  The EV market is a specialized industry and having personnel experienced in the market is critical to our success.  In addition to the personnel we have in place now, we will attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas.  Our inability to retain staff and to attract and retain sufficient additional employees, and the requisite information technology, engineering, and technical support resources, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  The loss of key personnel could limit our ability to develop and market our products.

Competition could have a material adverse effect on our business.

The EV industry is a highly competitive industry and the products that we have an interest in may not compete well in the marketplace, which could cause our revenues to be less than expected, and/or may cause us to increase the number of our personnel or our advertising or promotional expenditures to maintain our competitive position or for other reasons.  We also face competition from traditional automobile manufacturers, like Ford and General Motors, which are significantly larger than we are and their entry into the EV market could adversely affect our business.

An increase in government regulations could have a material adverse effect on our business.

The U.S. and certain other countries in which we operate impose certain federal and state or provincial regulations.  New or revised regulations or increased licensing fees, requirements, or taxes could also have a material adverse effect on our financial condition or results of operations.

Our international operations pose various risks, including currency risks, which may adversely affect our operating results and net income.

Certain of our operations, primarily those conducted through our wholly-owned subsidiary, Liberty Electric Cars Ltd., are conducted outside of the United States.  Some of these risks, such as the time difference, we believe are easily mitigated through technology and the willingness of our management to work hours that are outside the typically working day, but other of the risks, such as volatility in currency exchange rates and our ability to effectively manage our currency transaction and translation risks, pose greater challenges.  In general, we conduct our business, earn revenue and incur costs in the local currency of the countries in which we operate.  As a result, our international operations present risks from currency exchange rate fluctuations. The financial condition and results of operations of each of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our combined consolidated financial statements.  We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates.  Therefore, changes in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our foreign assets and liabilities, as well as our revenues, cost of goods sold, and operating margins, and could result in exchange losses in any given reporting period.

In the future, we may not benefit from favorable exchange rate translation effects, and unfavorable exchange rate translation effects may harm our operating results.  In addition to currency translation risks, we incur currency transaction risks whenever we enter into either a purchase or a sale transaction using a different currency from the currency in which we receive revenues.  In such cases we may suffer an exchange loss because we do not currently engage in currency swaps or other currency hedging strategies to address this risk.

Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction and/or translation risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.

We may be unable to adequately protect our proprietary rights.

Our ability to compete partly depends on the superiority, uniqueness, and value of our intellectual property and technology.  To protect our proprietary rights, we will rely on a combination of patent, copyright, and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions.  Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•

Our applications for patents relating to our business may not be granted and, if granted, may be challenged or invalidated;

•

Issued patents may not provide us with any competitive advantages;

•

Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;

•

Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to, those we develop; or

•

Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

We may be forced to litigate to defend our intellectual property rights or to defend against claims by third parties against us relating to intellectual property rights.

We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of other parties’ proprietary rights.  Any such litigation could be very costly and could distract our management from focusing on operating our business.  The existence and/or outcome of any such litigation could harm our business.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

We may experience rapid growth and development in a relatively short period of time.  The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel, and the training of new personnel.  We intend to retain additional personnel in order to manage our expected growth and expansion.  Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our common stock.

Our future research and development projects may not be successful.

The successful development of EV products and services can be affected by many factors.  Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to commercialize the product.  In addition, the research and development cycle for new products is long.

There is no assurance that all of our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly developed products will achieve commercial success.  Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

Any products we develop, acquire, or invest in may not achieve or maintain widespread market acceptance.

The success of any products we develop, acquire, or invest in will be highly dependent on market acceptance.  We believe that market acceptance of any products will depend on many factors, including, but not limited to:

•

the perceived advantages of our products over competing products and the availability and success of competing products;

•

the effectiveness of our sales and marketing efforts;

•

our product pricing and cost effectiveness; and

•

publicity concerning our products, product candidates, or competing products.

If our products fail to achieve or maintain market acceptance, or if new products are introduced by others that are more favorably received than our products, are more cost effective, or otherwise render our products obsolete, we may experience a decline in demand for our products.  If we are unable to market and sell any products we develop successfully, our business, financial condition, results of operations, and future growth would be adversely affected.

Developments by competitors may render our products or technologies obsolete or non-competitive.

The EV industry is intensely competitive and subject to rapid and significant technological changes.  A large number of companies are pursuing the development of EV products and services for markets that we are targeting.  We face competition from companies in the United States and other countries.  In addition, companies pursuing different but related fields represent substantial competition.  Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer EV development history in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do.  These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures, or other collaborations.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or to detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud.  We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting.  Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable.  While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective.  There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment.  In addition, control procedures are designed to reduce rather than eliminate business risks.  If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission.  Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced and is likely to continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products, or enhancements by us or our competitors; general conditions in the U.S. and/or global economies; developments in patents or other intellectual property rights; and developments in our relationships with our customers and suppliers.  Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the OTCQB-tier of OTC Markets, which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the OTCQB-tier of OTC Markets and we may attempt to move to the OTC Bulletin Board in the near future.  Broker-dealers often decline to trade in OTC Markets’ stocks given that the market for such securities is often limited, the stocks are often more volatile, and the risk to investors is often greater.  In addition, OTC Markets’ stocks are often not eligible to be purchased by mutual funds and other institutional investors.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

The cyclical nature of automotive sales and production can adversely affect our business.

Our business is directly related to automotive vehicle production and subsequent automotive sales by our customers.  Automotive sales and production are highly cyclical and, in addition to general economic conditions, also depend on other factors, such as consumer confidence and consumer preferences.  In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements, the availability of consumer financing and other factors.  Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, an adverse effect on our business, results of operations and financial condition.

In recent years, due to the global economic downturn that started in 2008, overall sales for commercial vehicles have decreased from where they were prior to 2008.  This overall decrease has had an impact on the demand for electric and alternative fuel commercial vehicles.  Our ability to be profitable depends in part on the varying conditions in the truck, bus and  mid-range diesel engine markets, which are subject to cycles in the overall business environment and are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck and engine demand is also dependent on general economic conditions, interest rate levels and fuel costs, among other external factors.

Our sales are also affected by inventory levels and OEMs’ production levels.  We cannot predict when OEMs will decide to increase or decrease inventory levels or whether new inventory levels will approximate historical inventory levels. Uncertainty and other unexpected fluctuations could have a material adverse effect on our business and financial condition.

We plan to operate in the highly competitive North American truck market.

The North American truck market in which we plan to operate is highly competitive. The intensity of this competition, which is expected to continue, results in price discounting and margin pressures throughout the industry and will adversely affect our ability to increase or maintain vehicle prices.  Many of our competitors have greater financial resources, which may place us at a competitive disadvantage in responding to substantial industry changes, such as changes in governmental regulations that require major additional capital expenditures. In addition, certain of our competitors may have lower overall labor costs.

Prolonged economic downturn or economic uncertainty could adversely affect our business and cause us to require additional sources of financing, which may not be available.

Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows.  If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products.  If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations.  There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.

Any changes in consumer credit availability or cost of borrowing could adversely affect our business.

Declines in the availability of consumer credit and increases in consumer borrowing costs have negatively impacted global automotive sales and resulted in lower production volumes in the past.  Substantial declines in automotive sales and production by our customers due to end users reducing demand for new vehicles based on declines in consumer credit availability or increases in the cost of borrowing could have a material adverse effect on our business, results of operations and financial condition.

A drop in the market share and changes in product mix offered by our customers can impact our revenues.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEMs in the automotive industry. This industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical and reduced consumer demand patterns.  When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products.  As a result of changes impacting our customers, sales mix can shift which may have either favorable or unfavorable impact on revenue and could include shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration.  For instance, a shift in sales demand favoring a particular OEM’s vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on our revenue.

The mix of vehicle offerings by our OEM customers also impacts our sales.  A decrease in consumer demand for specific types of vehicles where we have traditionally provided significant content could have a significant effect on our business and financial condition.  Our sales of products in the regions in which our customers operate also depend on the success of these customers in those regions.

Any slowdown in the development of the infrastructure for electric vehicles would negatively affect our business.

The EV sector is reliant on the build-out of 'infrastructure'; which primarily means recharging facilities for EVs.  Typically a recharging facility for an EV is a post in the ground, similar to a street-side parking meter, where an EV can be plugged in to be recharged.  The development of recharging facilities for EVs is primarily the responsibility of the private sector.  Any slowdown in the development of this infrastructure could decrease sales of EVs, which would negatively impact our business.

Any increase in the costs of materials necessary for electric vehicles would have a negative impact on our business.

The most expensive elements of an EV are the energy storage technologies - most typically Lithium polymer-based electricity storage cells which make up the battery in an EV.   Any increase in the costs of these materials would increase our cost of doing business, as well increase the costs of EVs to end consumers, thereby slowing sales, which would negatively impact our business.

The use of Lithium polymer-based electric storage cells in the batteries of electric vehicles comes with various risks, any of which could have a severe negative impact on our business.

We use Lithium polymer-based electric storage cells in the batteries of our electric vehicles.  While all batteries have certain inherent risks, Lithium polymer-based storage cells have certain, specific risks.  If any of the following were to occur with the batteries in one of our vehicles, it could have a severe, negative impact on our business:

•

Overcharging a Lithium polymer-based battery can cause an explosion or fire.

•

Lithium polymer-specific chargers are required in order to avoid fire and explosion.

•

Explosions can also occur if the battery is short-circuited, as tremendous current passes through the cell in an instant.

•

While charging the lithium polymer batteries, the individual cells in the pack should be charged evenly. For this purpose, the cells are to be charged with special chargers. This entails special care while charging the batteries in addition to incurring expenses on procuring the chargers specific to lithium polymer batteries.

Any decrease in the favorable government incentives given to companies in the EV industry, and to consumers and businesses that purchase EVs, would negatively impact our business.

Currently, there are initiatives being led by governments around the world to incentivize the use of EV's.  Over the last decade, such incentives have been growing, which incentivizes both companies in the EV sector, as well as consumers of EV vehicles, to purchase such vehicles.  If these incentives were to decrease and/or be removed it could have a negative impact on our business as there may be less consumers of EVs as a result.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have received written comments from the Commission staff regarding our Amended Current Report on Form 8-K/A we filed with the Commission on January 14, 2013.

ITEM 2 – PROPERTIES

Currently, Green Automotive Company leases executive offices at 23 Corporate Plaza Suite 150, Newport Beach, CA 92660.  Our rent is currently $450 per month and the space is approximately 400 square feet.

Our subsidiary, Newport Coachworks, Inc., leases an industrial manufacturing facility located at 5495 Wilson Avenue, Jurupa Valley Riverside California.  The space is approximately 19,950 square feet and is located on approximately 51,400 square foot lot.  The lease for this facility commenced February 1, 2013 with first month free and runs until February 28, 2018.  The rent is $5,785.50 per month in the first year rising to $6,583.50 in the fifth year.

For our Liberty subsidiary, LEC2 Limited, a 100% owned subsidiary of Liberty Electric Cars Limited, and the business in which Liberty E-Tech and E-Care reside, entered into an eight year contract for new premises in to which it relocated in January 2012. The facilities are based at Unit A Quinn Close, Seven Stars Industrial Estate, Coventry, United Kingdom and total approximately 6,200 square feet and will cost $8.80 per square foot. We have secured a first year reduction to $4.40 a square foot. As a result LEC’s rent for the first year is $27,280 and $54,560 for each of the remaining years.

ITEM 3 - LEGAL PROCEEDINGS

Our predecessor, Go Green USA, LLC (“Go Green”) was a party defendant, along with other defendants in a civil action filed in Marshall County, West Virginia by Glen Dale Motor Co. and Tomsic Motor Co, Civil Action No. 11-C-104 H.  This undefended and previously unknown action resulted in a default judgment and related judgment order in the amount of $3,717,615 with interest accruing at 7% per annum from and after February 13, 2012.  There is no active effort to enforce this action against Go Green and we believe there are numerous defenses to the asserted judgment and any such enforcement effort.  Moreover, the existence of the liability pre-existed our acquisition of Go Green and its existence was not disclosed as a part of the acquisition. Management has not accrued for this event in the financial statements as its not determinable whether the Company is liable for this case as Steve Wells is no longer with the company. The Company expects that if they are served that the expected loss could be zero to $3,717,615.

In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

There is no information required to be disclosed under this Item.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed for trading on OTC Markets (Pink Sheets), OTCQB tier, under the trading symbol “GACR”.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2012 and 2011, as best we could estimate from publicly-available information.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,	Period	Bid Prices
		High	Low

2011	First Quarter	$0.60	$0.40
	Second Quarter	$1.68	$0.32
	Third Quarter	$1.55	$0.80
	Fourth Quarter	$1.43	$0.65

2012	First Quarter	$1.05	$0.74
	Second Quarter	$0.75	$0.36
	Third Quarter	$0.51	$0.21
	Fourth Quarter	$0.50	$0.35

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of December 31, 2012, there were approximately 324,551,468 shares of our common stock outstanding held by 1,601 holders of record and numerous shares held in brokerage accounts.  As of April 10, 2013, there were 349,574,514 shares of our common stock outstanding held by 1,678 holders of record and numerous shares held in brokerage accounts.  Of these shares, 342,891,176 were held by non-affiliates.  On the cover page of this filing we value the 342,891,176 shares held by non-affiliates at $65,149,323.  These shares were valued at $0.19 per share, based on our share price on May 9, 2013.

Warrants

As of December 31, 2012, we did not have any warrants to purchase our common stock outstanding.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.  Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2012, we had options to purchase 22,000,000 shares of our common stock, which were issued under our 2011 Non-Qualified Stock Incentive Plan.  The options outstanding as of December 31, 2012 were as follows:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2010	4,000,000	$0.002	2.41	$191,500
Granted	1,000,000	0.001	2.04	49,000
Exercised	(1,000,000)	0.001	2.04	(49,000)
Forfeited or expired		−	−
Outstanding at December 31, 2011	4,000,000	$0.002	1.41	$191,500
Exercisable at December 31, 2011	4,000,000	$0.002	1.41	$191,500

		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Options	Price	Life (Years)		Value
Outstanding at December 31, 2011	4,000,000	$0.002	1.41		$191,500
Granted	18,000,000	0.42	2.90		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at December 31, 2012	22,000,000	$0.34	2.44		$191,500
Exercisable at December 31, 2012	18,000,000	$0.42	3.00	$	−

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2012, we issued the following unregistered securities:

On December 31, 2012, we issued options to purchase an aggregate of 14,000,000 shares of our common stock at an exercise price of $0.42, which vested immediately upon issuance.  These options were issued for services rendered by the holders to the company.  Of those options, 2,000,000 were issued to Fred Luke, our President and one of our Directors, and 2,000,000 were issued to Alan Rothman, our Secretary and one of our Directors.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were either accredited or sophisticated and familiar with our operations.

Pursuant to the NCWI Transaction, we agreed to issue 5,000,000 shares of our common stock to Mr. Carter Read, the Chief Executive Officer of Newport Coachworks, Inc., our wholly-owned subsidiary, in connection with the NCWI Transaction.  These shares have not been issued as of the date of this filing.  The issuance will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

On or about November 13, 2012, we issued an aggregate of 1,004,180 shares of our common stock to four non-affiliate investors in exchange for $216,903 owed by Liberty under debt instruments.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

On or about November 13, 2012, we issued 300,000 shares of our common stock to one non-affiliate investor in exchange for $47,038 owed by Liberty for services performed.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

On December 17, 2012, we issued a total of 42,121 shares of our Series A Convertible Preferred Stock to First Market Advisors, Inc. in exchange for $250,000 cash.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

On December 26, 2012, we issued a total of 23,680 shares of our Series A Convertible Preferred Stock to First Market Services in exchange for $118,400 cash.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

If our stock is listed on an exchange we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This Annual Report on Form 10-K of Green Automotive Company for the period ended December 31, 2012 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully obtain financing for product acquisition; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Overview

We are involved in a number of advanced research programs for developing next generation electric vehicle (“EV”) solutions, primarily in the bus, limousine, and large SUV markets.

History and Development of the Company

We are a corporation originally organized under the laws of the State of Delaware in 1996, but re-incorporated in Nevada effective June 3, 2011.  We formerly operated under the name GANAS Corp. (“GANAS”).  Prior to November 2009, GANAS’ objective was to obtain through acquisition and/or merger transactions, assets, which could benefit our shareholders.  Effective November 4, 2009, GANAS acquired Go Green USA LLC, a Nevada limited liability company organized on April 28, 2009 (“Go”), in a share exchange transaction pursuant to which newly issued shares of GANAS common stock were issued in exchange for all of the issued and outstanding membership interests of Go (the “Go Merger”).  The Go Merger resulted in GANAS issuing 1,436,202.25 shares of its common stock with par value $0.001 for each 1% membership interest in Go, following which GANAS changed its name to Green Automotive Company Corporation.  Effective September 30, 2011, we effected a Change of Domicile, re-incorporating in Nevada and simplifying our name to Green Automotive Company, among other things (the “Re-Incorporation”).

In August 2009, prior to the Go Merger, Go entered into a Memorandum of Understanding with a subsidiary of  Zotye Holding Group, a Chinese automotive manufacturer (collectively, “Zotye”) which, on January 29, 2010, was reduced to a definitive Exclusive Agreement of Distribution and Service between the Issuer and Zotye (the “Zotye Agreement”).  On July 20, 2010, the Zotye Agreement was amended and restated “between the Issuer and Yongkang Titan Imp. & Exp. Co., Ltd., a reported subsidiary of Zotye,” and then on December 21, 2010, the Zotye Agreement was further amended and restated between the Issuer and Zhejiang Titan Imp. & Exp. Co., Ltd., another reported Zotye subsidiary.

On January 29, 2010, following the execution of the Zotye Agreement we changed our primary SIC Code to 5012 for automobiles.

Following the Go Merger, and throughout the 2010 and 2011 fiscal years we devoted all of our resources to the homologation of the all-electric Zotye Sport Utility Vehicle (“SUV”) with the intent to import and distribute the SUV throughout the U.S. pursuant to the Zotye Agreement.  However, after taking several SUV’s through the required tests to comply with the standard safety benchmarks required by the U.S. Department of Transportation (“DOT”) and the U.S. Federal Motor Vehicle Safety Standards (“FMVSS”) to determine the safety and US marketability of the SUV, we elected to modify our business plan so as to not be dependent upon one supplier, one product and only one segment of the new all-electric automotive industry, and instead to be involved in two areas of the industry: the import, testing and distribution of foreign and domestic manufactured Eco- friendly passenger vehicles (“Passenger Vehicles”), Municipal Transit Buses, School Buses, Limousines, and Airport and Hotel Shuttle Vans (collectively, “Mass-Transit Vehicles”), and the conversion of conventional internal combustion engine driven vehicles into all-electric powered vehicles (“Conversion Vehicles”), with the medium term goal of becoming the first manufacturer of all-electric Mass-Transit Vehicles and  Conversion Vehicles.

On September 1, 2011, Green Automotive Company entered into a Stock Purchase Agreement and Escrow Agreement with Mark E. Crone (“Crone”) and Bosch Equities, L.P. (“Bosch”), under which we purchased 100% of the outstanding equity of Matter of Time I Co., a Nevada corporation (“MOT”), and extinguished a repayment obligation of MOT totaling $6,000, all in exchange for $30,000.  A copy of this agreement is attached hereto as Exhibit 10.16.

On February 10, 2012, we entered into a Merger Agreement and Plan of Reorganization with Matter of Time I Co., a Nevada corporation (“MOT”) (the “MOT Agreement”).  Under the MOT Agreement, at the closing of the transaction contemplated by the MOT Agreement, MOT dissolved into and became a part of Green Automotive Company, with Green Automotive Company being the surviving corporation and assuming MOT’s status as a reporting issuer under the Securities Exchange Act of 1934, as amended.  On December 14, the transactions contemplated by the MOT Agreement closed (the “Closing”).  A copy of the MOT Agreement is attached hereto as Exhibit 10.5.  As a result of the Closing, MOT was merged out of existence and Green Automotive Company became a reporting issuer under the Securities Exchange Act of 1934, as amended.

On June 28, 2012, we entered into a Stock Exchange Agreement (the “Liberty Agreement”) with Liberty Electric Cars Ltd., an England and Wales private company limited (“LEC”), and its wholly-owned subsidiary LEC 2 Limited, an England and Wales private company limited (“LEC2” and together with LEC, the “LEC Entities”), under which our wholly-owned subsidiary, Liberty Automotive Group, Inc. (formerly GAC EV Motors Inc.), a Nevada corporation (“LAG”) agreed to purchase 100% of the issued and outstanding securities of LEC (the “LEC Shares”), that owns 100% of the issued and outstanding securities of LEC2 (the “LEC2 Shares”) (collectively the “LEC Securities”) in exchange for the transfer of Thirty Nine Million Seven Hundred Forty Two Thousand One Hundred Seventy Eight (39,742,178) shares of our common stock held by LAG to the LEC Shareholders.  These shares represent approximately 8.19% of our outstanding voting control.  This transaction closed on July 23, 2012.  As a result of this transaction, through LEC, we design and develop electric vehicle drive solutions for use in LEC’s own converted vehicles and for sale to original equipment manufacturers (OEMs) for incorporation into their production, as well as in the aftermarket maintenance market for EV vehicles.

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with a cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000.  As discussed below, GACR will issue Mr. Read up to all of the GACR Additional Shares, which shares will either be kept in escrow and distributed, or kept in treasury and issued, to Mr. Read within ten (10) days of the end of each calendar quarter pro rata with the number of Qualified Purchase Orders received by NCWI for the applicable calendar quarter (the “NCWI Transaction”).  The determination as to whether the shares will be issued and held in escrow or kept in treasury will be determined by the Parties in good faith and has not been determined to date.  The GACR Shares, if all issued, currently represent approximately 7.6% of our outstanding common stock.  This transaction closed on October 12, 2012.  As a result of this acquisition we are in the business, through NCWI, of bus and limousine manufacturing.

Overview of Electric Vehicle Market

The market for electric vehicles is growing rapidly, driven primarily by government incentives and the fuel costs for traditional vehicles.  With most major OEM’s now launching electric vehicles the general consensus is that EV’s will eventually replace traditional fossil fuel vehicles, the only question is “how quickly”. Industry analysts Frost and Sullivan’s research (2010) indicated that circa 20% of the market for EV’s will be satisfied by new entrants rather than traditional automotive OEM’s.  Indeed, Tesla’s rise to market value ($2.3bn based on the sale of just 1,500 cars worldwide in 2011) shows what new entrants can achieve.  Electric cars in all categories are forecasted to reach sales of 3.8m units annually by 2020 (Pike Research 2012), with electric trucks forecasted to reach annual sales of 100,000 units globally (Pike research 2011) (excluding buses and coaches).  The development of infrastructure for charging EV’s lags the introduction of vehicles, and as such, the main initial market will be for EV’s that regularly drive the same or similar routes (delivery vehicles, school buses, shuttle buses etc.).  These vehicles, which return to base regularly, and can therefore be charged easily, represent the vanguard of EV adoption.  As infrastructure for charging becomes better and more readily available, coupled with a reduction in component costs driven by volume growth and technology development, then adoption by the public for personal use should increase. The market features two types of products: “ground up” electric vehicles (Renault Zoe, Modec truck, Tesla sports car) and converted product (Smiths Electric Trucks, Azure E Connect).  Converted vehicles are quicker to market and remove the need to design an entire vehicle.  Adoption of EV’s in the business-to-business segment is driven by a number of factors: pollution and emission reduction; lower fuel costs; legislation; incentives; health issues; driver satisfaction; noise reduction and total cost of ownership benefits.

Results of Operations for the Years Ended December 31, 2012 and 2011

Summary of Results of Operations

	Years Ended December 31,
	2012	2011
Revenue	$320,648	$-
Cost of goods sold	75,379	-

Operating expenses:
General and administrative	5,182,241	1,174,931
Research and development	6,229	-
Amortization and depreciation	324,172	325,220
Total operating expenses	5,512,642	1,500,151

Operating loss	(5,267,373)	(1,500,151)

Other (Expenses)
(Loss) Gain on disposal of fixed assets	(11,113)	9,784
Change in fair value of derivative liability	(20,118,030)	(1,373,045)
Impairment of assets	(4,502,984)	-
Interest expense	(112,792)	(63,058)
Other (expense)	(410,552)	-

Net loss	$(30,422,843)	$(2,926,470)

Operating Loss; Net Loss

Our net loss increased by $27,496,373 to $30,422,843 from $2,926,470, for the year ended December 31, 2012 compared to December 31, 2011. The increase in net loss compared to the prior year period is primarily a result of non-cash charge due to the change in fair value of derivative liabilities primarily related to convertible preferred stock outstanding. These changes are detailed below.

Revenue

Our revenue from the year ended December 31, 2012 was $320,648 compared to $0 for the year ended December 31, 2011.  All of our revenue was derived from the operations of our subsidiary, Liberty Electric Cars Ltd.  This revenue was the result of E-tech consulting work and E-care servicing work.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2012 were $75,379, compared to $0 for the same period one year ago.  Since we did not have any revenues for the year ended December 31, 2011, we did not have any cost of goods sold for that period.  The cost of goods sold for the year ended December 31, 2012 all related to the revenues generated from LEC.  Since the revenues from LEC primarily related to the provisions of workshop servicing or consultancy services our cost of goods sold were a low percentage of revenue.  As Newport Coachworks starts to manufacture and sell vehicles, we anticipate our cost of goods sold as a percentage of revenue will greatly increase due to the manufacturing costs related to bus production.

General and Administrative Expenses

General and administrative expenses increased by $4,007,310, to $5,182,241 for the year ended December 31, 2012, from $1,174,931 for the year ended December 31, 2011, primarily due to an increase in our operations in our acquired UK subsidiary and the inclusion of $3,266,541 of stock based compensation expense.

Depreciation and Amortization

Our expenses related to depreciation and amortization were $324,172 for the year ended December 31, 2012, compared to $325,220 for the year ended December 31, 2011.  The decrease was attributable to the more assets mainly in the UK becoming fully depreciated.

Stock-Based Compensation

Our expenses related to stock-based compensation were $3,226,541 for the year ended December 31, 2012, compared to $0 for the year ended December 31, 2011.  The increase was attributable to 14,000,000 stock options granted during 2012 mainly to officers and directors which became fully vested on the day of issuance.

Change in Fair Value of Derivative Liability

During the year ended December 31, 2012, we had a change in fair value of derivative liability of $20,118,030 mainly related to the issuance of the Series A Preferred Stock and Liberty’s convertible notes, compared to $1,373,045 for the year ended December 31, 2011.

Interest Income/Expense; Net

Interest expense, net increased slightly to $112,792 for the year ended December 31, 2012, compared to $63,058 for the year ended December 31, 2011.  In the year ended December 31, 2012 our interest expenses includes interest on its notes payable and credit facilities drawn in order to meet its capital and operating requirements.

Other Income (Expense)

During the year ended December 31, 2012, we had other expense of $410,552 related to the net effect of writing down our investment in Avid Group held by Liberty, the conversion of convertible debt in Liberty and loss on debt settlement in GACR, compared to $0 for year ended December 31, 2011.

Impairment of assets

During the year ended December 31, 2012, we recorded an impairment of assets of $4,502,984 of which $4,013,005 related to the write off of goodwill that was recorded in relation to our acquisitions, compared to $0 for year ended December 31, 2011.

Liquidity and Capital Resources for Years ended December 31, 2012 and 2011

Introduction

During the years ended December 31, 2012 and 2011, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of December 31, 2012 was $87,325 and our monthly cash flow burn rate is approximately $48,000, excluding professional fees and consultants on an as needed basis.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2012 compared to December 31, 2011, respectively, are as follows:

	December 31, 2012	December 31, 2011	Change

Cash	$87,325	$906	$86,419
Total Current Assets	299,632	300,695	(1,063)
Total Assets	463,697	639,661	(175,964)
Total Current Liabilities	23,198,670	1,990,554	21,208,116
Total Liabilities	$23,583,177	$1,990,554	$21,592,623

Our total assets decreased by $175,964 as of December 31, 2012 compared to December 31, 2011. The decrease in total assets was primarily attributed to the impairment of our intangibles in 2012.

Our current liabilities increased by $21,208,116, as of December 31, 2012 as compared to December 31, 2011.  A large portion of this increase was due to derivative liability of $21,248,804 that is the result of issuance of convertible preferred stock and convertible debt and the mark-to-market adjustments at year end.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2012 of $87,325 and $906 on December 31, 2011.  Based on our revenues, cash on hand and current monthly burn rate, around $48,000, excluding professional fees and consultants on an as needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash (used) by operating activities of $(543,924) for the year ended December 31, 2012, as compared to $(12,979) for the year ended December 31, 2011.  For the period in 2012, the net cash used in operating activities consisted primarily of our net (loss) of ($30,422,843), adjusted by the change in fair value of derivative liability of $20,118,030, share based compensation of $3,266,541, depreciation and amortization of $324,172, issuance of shares for services $550,000, impairment of assets of $4,502,984, and changes in other assets of $454,585, accounts payable and accrued expenses of $216,471, notes receivable of $67,418, deferred revenue of $239,200 and due to related party of $322,592, and changes in accounts receivable of ($163,389).

Investments

We had net cash provided by investing activities of $179,487 for the year ended December 31, 2012 compared to $0 for the year ended December 31, 2011.  In the year ended December 31, 2012 the net cash provided by investing activities related mainly to $149,497 of cash received upon acquiring Liberty.

Financing

Our net cash provided by financing activities for the year ended December 31, 2012 was $562,163, compared to $10,000 for the year ended December 31, 2011.  For the period in 2012, our financing activities consisted of $368,398 from proceeds from issuance of preferred stock, $167,978 from borrowings on line of credit, ($84,886) repayment of long term debt, $399,902 for additional notes payable and ($288,529) notes paid down.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	2012	2013	2014	2015	2016	Total
Debt obligations (including Interest)	$384,507	$36,193	$-	$-	$-	$420,700
Service contracts	$273,735	$520,830	$520,830	$520,830	$36,000	$1,872,225
Operating leases	$13,391	$112,964	$126,530	$128,924	$131,318	$513,127
	$671,633	$672,000	$649,374	$651,769	$169,334	$2,806,052

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all errors and all fraud.  No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.

Effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place.  Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

4.

We do not have formal procedures in place to regularly review our revenue recognition and impairment of long-lived assets.  As a result, we did not originally correctly record our revenue and test the impairments of long-lived assets for the year ended December 31, 2012, which caused us to have a high number of audit adjustments proposed by our independent auditor for this period.  If we did not adjust these errors based on the proposals by our independent auditor the magnitude of the resulting misstatements in our financial statements could reasonably be expected to have been material.  As a result, we are currently looking to hire additional personnel with U.S. GAAP experience to assist in the preparation of our financial statements.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)

Remediation of Material Weaknesses

In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, we hope to hire additional qualified and experienced personnel to assist us in remedying this material weakness.

(d)

Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2012.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors, director nominees, and executive officers, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company.  Our executive officers are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Fred Luke	65	President and Director

Alan Rothman	54	Secretary and Director

Ian Hobday	53	Director

Andrew Hewson	54	Director

Darren West	48	Chief Financial Officer and Director

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Fred Luke, age 65 was appointed President, Treasurer and a member of our Board of Directors on January 11, 2011.  Mr. Luke resigned as our Treasurer effective February 12, 2013.  Mr. Luke has over 40 years of experience in providing operational and financial consulting services.  He has assisted companies with entity formation and business planning, multi-national mergers and acquisitions, reverse mergers, corporate finance, debt restructuring, and arranging conventional debt and equity financing.  Since 1970, Mr. Luke has provided consulting and management services and has served as a director, chairman, chief accounting officer, president and chief executive officer of over 100 public and privately-held companies.  He has worked in Asia, Europe, Canada, and North Africa.  Mr. Luke’s clients have been active in various business segments, domestic banking, the creation of domestic and foreign tax shelters, telecommunications, commercial airlines, real estate, domestic film financing, clothing and food manufacturing, casino gaming and hotel operations, oil and gas exploration, oil and gas transportation and refining, alternative energy, equipment leasing, network marketing, and international finance.  Mr. Luke has informed us that he intends to resign as our President, effective at the end of the year, 2012, but continue on as a Director.  As a result of Mr. Aubry’s resignation Mr. Luke has agreed to remain as our President until an appropriate replacement can be hired.  Mr. Luke’s prior experience of over forty years of assisting companies with entity formation and business planning, multi-national mergers and acquisitions, reverse mergers, corporate finance, debt restructuring, and arranging conventional debt and equity financing led us to believe Mr. Luke is an ideal director for our company considering where we are in development, as well as our dependence on financing through the sales of our securities.

Mr. Luke does not hold any shares of any class of our securities.  Mr. Luke is compensated for his services as a member of our Board of Director on a monthly basis of $1,500.

Alan Rothman, age 54 was appointed Secretary and a member of our Board of Directors on January 11, 2011.  Mr. Rothman has over thirty years of experience in his current California law practice.  Mr. Rothman’s experience in California law led us to believe he would be an ideal director for our company.

Mr. Rothman holds 1,000,000 shares of our common stock which he acquired by the exercise of an Option granted to him as incentive to become a Director, and he is compensated for his services as a member of our Board of Director on a monthly basis of $1,500.

Ian Hobday, age 53 was appointed as a member of our Board of Directors on August 3, 2012.  Mr. Hobday, who also serves as the CEO for Liberty Electric Cars Ltd., our wholly-owned subsidiary, has international experience in sales, marketing and general management and a track record of growing businesses and delivering profit improvement within multinational companies.  He is co-founder of several innovative start-up companies and has extensive experience in developing business opportunities worldwide.  Mr. Hobday’s position as Chief Executive Officer of one of our two operating subsidiaries, as well as his wealth of international experience in sales and marketing led us to believe Mr. Hobday would be an ideal director for our company.

Currently, Mr. Hobday is not compensated for his services as a member of our Board of Directors.

Darren West, age 47 was appointed as a member of our Board of Directors on August 3, 2012 and as our Chief Financial Officer, effective February 12, 2013.  Mr. West, who also serves as the CFO for Liberty Electric Cars Ltd., our wholly-owned subsidiary, has extensive international experience having worked in more than 30 countries.  Mr. West has experience in acquisitions, mergers, and disposals.  Mr. West’s position as Chief Financial Officer of one of our two operating subsidiaries, as well as his international accounting experience led us to believe Mr. West would be an ideal director for our company.

Currently, Mr. West is not compensated for his services as a member of our Board of Directors.

Andrew N. Hewson, age 54 was appointed as a member of our Board of Directors on September 26, 2012.  Mr. Hewson  is a graduate of Cambridge University and has spent over twenty-five years as a director of various public companies, having qualified as a Chartered Accountant in 1984. He has served as a Finance Director of a property developer and investor, and cofounded a specialist retail warehouse property developer and investor. Since 2002, Mr. Hewson has concentrated on growing often smaller businesses, both in property and non-property sectors, including a particular interest in low carbon and carbon reduction business initiatives. He was, until recently, founder, shareholder and director of Going Green Limited, and is a director of a number of other businesses which specialize in electronics manufacturing and developing complex algorithms for digital imaging software.  Mr. Hewson’s position as a founder and executive of Going Green Limited, a company that has been targeted by LEC as a good strategic partner for LEC’s business, led us to believe Mr. Hewson would be an ideal director for our company.

Currently, Mr. Hewson is not compensated for his services as a member of our Board of Directors.

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of December 31, 2012, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company.  The executive officers of the Company are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers.

Term of Office

Our directors hold office until the next annual meeting or until their successors have been elected and qualified, or until they resign or are removed. Our board of directors appoints our officers, and our officers hold office until their successors are chosen and qualify, or until their resignation or their removal.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees

All proceedings of the board of directors for the year ended December 31, 2012 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

As of December 31, 2012, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Code of Ethics

We do not have a code of ethics.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name0	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Fred Luke	0	0	1
Darren West	0	0	1
Ian Hobday	0	0	1
Alan Rothman	0	0	1
Andrew Hewson	0	0	1

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)

all individuals serving as our principal executive officer during the year ended December 31, 2012;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2012 who had total compensation exceeding $100,000; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2012,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2012 and 2011, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred Luke President and Director (former Treasurer)	2012 2011 2010	30,000(1) 18,000 18,000	-0- -0- -0-	-0- -0- -0-	466,649(2) -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	496,649 18,000 18,000
Alan Rothman Secretary and Director	2012 2011 2010	30,000(1) 18,000 18,000	-0- -0- -0-	-0- -0- -0-	466,649(2) -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	496,649 18,000 18,000

(1)

During the year ended December 31, 2012, Fred Luke and Alan Rothman each received compensation of $18,000 and $12,000, respectively, for their roles as directors of Green Automotive Company and Matter of Time I Co.  As at December 31, 2012 both had accrued compensation of $12,000 in respect of Matter of Time I Co. and Alan Rothman had accrued compensation of $13,500 in respect of Green Automotive Company.

(2)

Fred Luke and Alan Rothman each received options to purchase 2,000,000 shares our common stock for services rendered.  These options were issued and vested on December 31, 2012. The estimated cost of these shares using the Black Scholes formula is $466,649.

Employment Contracts

We currently do not have written employment agreements with our executive officers.  However, LEC, our wholly-owned subsidiary, has independent contractor agreements with Mr. Ian Hobday and Mr. Darren West, LEC’s executive officers, and NCWI, our wholly-owned subsidiary, has an employment agreement with Mr. Carter Read.

In connection with the Liberty Agreement, in July 20, 2012, LEC entered into independent contractor agreements with Ian Hobday and Darren West, to serve as LEC’s Chief Executive Officer and Chief Financial Officer, respectively.  Under the independent contractor agreements each of Mr. Hobday and Mr. West are entitled to remuneration of £150,000 per year of which £6,000 per month will be paid in cash by LEC, and the balance will be accrued / deferred.  To date, certain amounts of the £6,000 per month that LEC had planned to pay in cash is also being accrued.  The arrangement will be reviewed after 6 months.  Each of Mr. Hobday and Mr. West, after 6 months from the effective date of their agreement, will have the option of converting all or part of the accrued / deferred amount into GAC common stock based on the following formula: Amount Executive chooses to convert / (GACR stock price at date of conversion / 2) = number of shares in GACR ordinary stock to be granted.  In addition, we agreed to issue Mr. Hobday and Mr. West options to acquire up to two Million (2,000,000) shares of our common stock, as well as 150,000 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The shares of Series A Preferred Stock, or any common stock issued to the executives as a result of the conversion of the Series A Preferred Stock, shall not be transferred by the executives for a period of three (3) years from the effective date of the independent contractor agreements, and such shares are subject to forfeiture as set forth in the agreements.

In connection with the NCWI Agreement, NCWI entered into an employment agreement with Mr. Read, under which Mr. Read serves as the Chief Executive Officer of NCWI and receives compensation of $15,000 per month and a bonus of $700 per vehicle manufactured and sold by NCWI, which remuneration will be paid by NCWI to Mr. Read no later than the 15th day of the month following the month NCWI receives full payment for the applicable bus.  Additionally, under his employment agreement, Mr. Read has an “acquisition bonus” pursuant to which in the event we either sell NCWI in an equity sale or sell substantially all of the assets of NCWI in an asset sale, in a stand-alone transaction (one that does not involve the sale of substantially all of Green Automotive Company in the same transaction) to a third party, and if the purchase price we receive for NCWI in the transaction exceeds the value of the shares of our common stock that Mr. Read received under that certain Acquisition and Stock Exchange Agreement (the “Acquisition Agreement”) by and between GACR, NCI and NCI’s shareholders dated of even date hereof (such value shall be deemed to be the “Share Value Amount,” as defined herein), then Executive will receive a cash bonus equal to 50% of the total purchase price GACR receives for NCI (or its assets) minus the Share Value Amount.  The Share Value Amount shall be $0.35, multiplied by the total number of shares of GACR common stock the NCI shareholders have received under the Acquisition Agreement (up to 27,000,000 shares).  In order to receive the Acquisition Bonus Executive must have been employed by Employer within one year of the date NCI or its assets are sold by GACR to a third party.

Director Compensation

The following table sets forth director compensation for 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Fred Luke	18,000 (1)	-	466,649 (2)	-	-	-	484,649

Alan Rothman	18,000(1)	-	466,649 (2)	-	-	-	484,649

Ian Hobday	-	-	- (3)	-	-	-	-

Darren West	-	-	- (3)	-	-	-	-

Andrew Hewson	-	-	-	-	-	-	-

(1)  Fred Luke and Alan Rothman each received compensation of $18,000 for their roles as directors of Green Automotive Company.  At December 31, 2012 Alan Rothman had accrued compensation of $13,500 owed to him.

(2)  Fred Luke and Alan Rothman each received options to purchase 2,000,000 shares our common stock for services rendered.  These options were issued and vested on December 31, 2012. The estimated cost of these shares using the Black Scholes formula is $466,649

(3)  Ian Hobday and Darren West were awarded 2,000,000 options each on July 23, 2012 which vest one-third on the next three consecutive anniversary dates.  As at December 31, 2012 no cost was assigned to these options as they have not vested yet.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Fred Luke	2,000,000	-	-	$0.42	January 1, 2016	-	-	-	-

Alan Rothman	2,000,000	-	-	$0.42	January 1, 2016	-	-	-	-

Ian Hobday	-	2,000,000	-	$0.42	July 23, 2018 (1)	-	-	-	-

Darren West	-	2,000,000	-	$0.42	July 23, 2018 (1)	-	-	-	-

Andrew Hewson	-	-	-	-	-	-	-	-	-

(1)  The options issued to Ian Hobday and Darren West expire three years after they vest.  Since the options vest equally over three years on July 23, 2013, July 23, 2014 and finally on July 23, 2015, one third will equally expire on July 23, 2016, July 23, 2017 and finally on 23, July 2018.

Outstanding Equity Awards at Fiscal Year-End

During the year ended December 31, 2012, we issued options to purchase 2,000,000 shares of our common stock to each of Mr. Fred Luke, Mr. Alan Rothman, Mr. Ian Hobday and Mr. Darren West, all of which are officers and Directors of Green Automotive Company.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2012.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 14, 2013, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Fred Luke (3)	President, Treasurer and Director	2,000,000	(4)	<1%

Common Stock	Allan M. Rothman (3)	Secretary and Director	3,000,000	(5)	<1%

Common Stock	Ian Hobday (3)	Director	62,838,823	(6)	15.48%

Common Stock	Andrew N. Hewson (3)	Director	602,486	(8)	<1%

Common Stock	Darren West (3)	Director	60,644,515	(7)	14.94%

Common Stock	Maybourne Limited 35 Soho Square London, W1D 3QX	5% Shareholder	18,621,899		5.25%

Common Stock	Matt Powers 6136 S. Indianapolis Ave. Tulsa, OK 74136	5% Shareholder	17,780,750		5.01%

Common Stock	Eurasia Finance & Development Corp. P.O. BOX 113 Palos Verdes Estates, CA 90274	5% Shareholder	47,000,000	(9)	11.85%

Common Stock	First Orient Holdings Limited 11700 Preston Rd., Ste #660-418 Dallas, TX 75230	5% Shareholder	47,000,000	(10)	11.85%

Common Stock	Brand Marketing, Inc. 11700 Preston Rd., Ste #660-418 Dallas, TX 75230	5% Shareholder	47,000,000	(11)	11.85%

Common Stock	Equity Market Development, Inc. 11700 Preston Rd., Ste #660-418 Dallas, TX 75230	5% Shareholder	26,189,152	(12)	6.97%

Common Stock	Vertex International Group, LLC 6303 Owensmouth Ave., 10th Fl. Woodland Hills, CA 91367	5% Shareholder	24,737,792	(13)	6.60%

Common Stock	All Officers and Directors as a Group (5 persons)		128,585,824	(4) (8)	27.30%

(1)

Based on 349,574,514 shares of common stock outstanding as of May 14, 2013.  Shares of common stock subject to options or warrants or other convertible instruments currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)

Unless indicated otherwise, the address of the shareholder is 23 Corporate Place, Suite 150, Newport Beach, CA 92660.

(3)

Indicates an officer and/or director of the Company.

(4)

Includes options to purchase 2,000,000 shares of our common stock at an exercise price of $0.42 per share.

(5)

Includes options to purchase 2,000,000 shares of our common stock at an exercise price of $0.42 per share.

(6)

Includes 6,438,823 shares of our common stock held in the name of Hobbers, Inc., an entity owned by Mr. Hobday, and 150,000 shares of our Series A Preferred Stock.  The number of shares indicated in table is on an “as converted” basis as on May 14, 2013.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stock, on a fully-diluted basis, on the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of May 14, 2013 we had 375,829,614 shares outstanding on a fully-diluted basis.

(7)

Includes 4,244,515 shares of our common stock held in the name of Thomas West Investments Limited, an entity owned by Mr. West and his wife, and 150,000 shares of our Series A Preferred Stock.  The number of shares indicated in table is on an “as converted” basis as on May 14, 2013.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stock, on a fully-diluted basis, on the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of May 14, 2013 we had 375,829,614 shares outstanding on a fully-diluted basis.

(8)

Includes 602,486 shares of our common stock that Mr. Hewson has a right to receive as a result of our acquisition of Going Green Limited under the Acquisition and Shares Exchange Agreement by and between us and Going Green Limited dated February 28, 2013.

(9)

Includes 125,000 shares of our Series A Preferred Stock.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stock, on a fully-diluted basis, on the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of May 14, 2013 we had 375,829,614 shares outstanding on a fully-diluted basis.

(10)

Includes 125,000 shares of our Series A Preferred Stock.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stock, on a fully-diluted basis, on the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of May 14, 2013 we had 375,829,614 shares outstanding on a fully-diluted basis.

(11)

Includes 125,000 shares of our Series A Preferred Stock.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stock, on a fully-diluted basis, on the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of May 14, 2013 we had 375,829,614 shares outstanding on a fully-diluted basis.

(12)

Includes 69,652 shares of our Series A Preferred Stock.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stock, on a fully-diluted basis, on the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of May 14, 2013 we had 375,829,614 shares outstanding on a fully-diluted basis.

(13)

Includes 65,792 shares of our Series A Preferred Stock.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stock, on a fully-diluted basis, on the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of May 14, 2013 we had 375,829,614 shares outstanding on a fully-diluted basis.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.

Change of Control Transaction

Green Automotive Company has not had any changes in control.  However, under the MOT Agreement, at closing of the transaction, MOT dissolved into and became a part of Green Automotive Company, with Green Automotive Company being the surviving corporation and electing to assume MOT’s status as a reporting issuer under the Securities Exchange Act of 1934, as amended.  On December 14, 2012, the transactions contemplated by the MOT Agreement closed.  As a result of the closing, MOT was merged out of existence and Green Automotive Company became a reporting issuer under the Securities Exchange Act of 1934, as amended.

As a result of this transaction, MOT was dissolved by way of merger and Green Automotive Company became the registrant.  Green Automotive Company’s shareholders control Green Automotive Company, which is now the registrant.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set out below, as of December 31, 2012, we had not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

On July 19, 2010, we entered into an Advisory Agreement (the “Advisory Agreement’) with Global Market Advisors, Inc., a Nevada corporation (“GMAI”).  Under the Advisory Agreement, GMAI was retained by us to assist with a variety of services, including, but not limited to, assisting us with our filings as a public company, making the public aware of us and our business, and provide general advice to our management in order to execute our business plan and strategy.  In exchange for the services we agreed to compensate GMAI as follows:   (i) an option to purchase 1,000,000 shares of common stock (which was issued and exercised by GMAI in 2010), (ii) an advisory fee of $2,500 per month (which was paid for 2-3 months and has been accrued since, with currently $117,000 due), (iii) an “introduction fee” for introductions GMAI provided to us that leads distributors or sales channels for our products, with the “introduction fee” equal to 10% of the funds or other benefits received by us as a result of the introductions provided by GMAI, and (iv) a “transaction fee” for any acquisition, merger, joint venture, etc., brought to us by GMAI, with the “transaction fee” equal to 10% of the economic benefit received by us as a result of the transaction (currently GMAI is owed a transaction fee the amount of which GMAI and our management have yet to agree upon).  At the time we entered into the Advisory Agreement, Mr. Fred Luke was GMAI’s President and owned 99% of GMAI’s common stock, but was not affiliated with Green Automotive Company at that time.  When Mr. Luke agreed to become our President in January 2011, he stepped down from his position with GMAI and transferred his ownership interest in GMAI to Global Trade Finance, Inc. (“Global Trade”) in exchange for the extinguishment of debt GMAI owed Global Trade, making GMAI a wholly-owned subsidiary of Global Trade.  Mr. Luke’s father, Mr. Fred Graves Luke, continued to work for GMAI until Mr. Fred Graves Luke’s passing in April 2012.  At the time of his passing he was negotiating on behalf of us agreements with Indian Tribes in Oklahoma and Florida to sell the Tribes All-Electric School Buses and he was trying to secure State and Federal grants for us.  However, Fred Graves Luke passed away in April 2012. Since the death of Fred Graves Luke, Mr. John L. Lawver, President of Eurasia Finance and Development Corp, (“Eurasia”), the sole shareholder of Global Trade Finance Inc (“Global Trade”), which is the sole shareholder of GMAI, has been carrying out the duties of acting Secretary and Director of GMAI.

On January 1, 2012, we entered into a Credit Agreement with Global Trade, pursuant to which Global Trade agreed to provide us up to $250,000 in loans which we were to collateralize with the issuance of 5,000,000 shares of our common stock (the “Collateral Shares”).  We borrowed approximately $79,000 under the Credit Agreement but never issued the Collateral Shares.  In June 2012, we entered into a Settlement, General Release and Conversion Agreement under which we agreed to terminate the Credit Agreement and forgive repayment of the $79,000 in exchange for 1,500,000 of the Collateral Shares.  At the time the agreement was entered into Mr. Fred Graves Luke, the father of Fred Luke, our President, was the President of Global Trade, however, since the death of Fred Graves Luke. Global Trade became a wholly-owned subsidiary of Eurasia, a non-affiliate.

On December 31, 2010, we entered into an Assignment Agreement with GMAI who, acting as a trustee in a Settlement Agreement between our former CEO and certain of our creditors, whereby our former CEO agreed to settle all claims and obligations totaling $469,560 on our behalf to the creditors in consideration for assigning 45,000,000 common shares of his personal shares to the creditors.  We recorded a gain on debt settlement of $469,560 during the year ended December 31, 2010.

Additionally, in March 2012, Investment & Finance Company IFC Ltd (“IFC”), a non-affiliate, agreed to settle the disputes and our accrued debt of $430,689 to certain of our former officers, directors and employees consisting of claims for back/accrued salaries, unreimbursed out of pocket expenses paid on behalf of us in exchange for 8,000,000 shares of our common stock.

On July 23, 2012, we entered into a Stock Purchase Agreement (the “FMS Stock Agreement”) with First Market Services, a Nevada corporation (“FMS”) and one of our shareholders, under which we may sell, and FMS may purchase, up to One Hundred Twenty Thousand (120,000) shares of our Series A Preferred Stock  at Five Dollars ($5) per share. Pursuant to the FMS Stock Agreement, FMS has the right to purchase the Series A Shares in increments of One Thousand Dollars ($1,000) with a minimum purchase of Fifty Thousand Dollars ($50,000) per month for a minimum of twelve (12) months, with Forty Thousand Dollars ($40,000) being earmarked for the LEC Entities to fund their operations and growth, and Ten Thousand Dollars ($10,000) being earmarked to fund the costs associated with us being a public company.  As of December 31, 2012, we had issued 83,680 shares of our Series A Preferred Stock have been issued to FMS under the FMS Agreement.

As a result of the acquisition of Newport Coachworks, Inc., we entered into a second Stock Purchase Agreement (the “FMS Stock Agreement No. 2”) with FMS under which we may sell, and FMS may purchase, up to One Hundred Twenty One Thousand Two Hundred Twelve (121,212) shares of our Series A Preferred Stock at Eight Dollars Twenty Five Cents ($8.25) per share.  Pursuant to the FMS Stock Agreement No. 2, FMS has the right to purchase the Series A Shares in increments of One Thousand Dollars ($1,000).  An initial payment of $50,000 was paid on October 15, 2012. As of December 31, 2012, we had issued 12,121 shares of our Series A Preferred Stock to FMS under FMS Agreement No. 2.

As of December 31, 2012, we owed $120,102 to FMS, of which $15,102 relates to amounts paid by FMS to us under the FMS Agreements for which stock has not been issued, and $105,000 relates to prior loans to us from FMS.

We do not have a written policy concerning the review, approval, or ratification of transactions with related persons.

We do not have an audit, compensation, or nominating committee.  One of our directors, Andrew Hewson, is independent.

Corporate Governance

As of December 31, 2012, our Board of Directors consisted of Mr. Fred Luke. We did not have a board member that qualifies as “independent” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2012 and December 31, 2011 for professional services rendered by Anton & Chia, LLP, respectively, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees and Audit Related Fees	$43,109	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$43,109	$0

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Anton & Chia, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Anton & Chia’s independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2)

Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)

Exhibits

Refer to (b) below.

(b)

Exhibits

3.1 (1)	Articles of Incorporation of Green Automotive Company, filed June 3, 2011

3.2 (1)	Articles of Merger of Green Automotive Company, filed October 19, 2011

3.3 (1)	Articles of Merger between Green Automotive Company and Matter of Time I Co., filed December 13, 2012

3.4 (1)	Amended and Restated Bylaws of Green Automotive Company

10.1 (1)	Advisory Agreement by and between Green Automotive Company and Global Market Advisors, Inc. dated July 19, 2010

10.2 (1)	Credit Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated January 1, 2012

10.3 (1)	Settlement, General Release and Conversion Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated June 30, 2012

10.4 (1)	Assignment Agreement by an between Green Automotive Company and Investment Finance IFC Ltd. Dated January 27, 2012

10.5 (1)	Merger Agreement and Plan of Reorganization by and between Green Automotive Company and Matter of Time I Co. dated February 10, 2012 and completed December 12, 2012.

10.6 (1)	Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated June 28, 2012

10.7 (1)	Amendment No. 1 to Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated December 4, 2012

10.8 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated June 29, 2012

10.9 (1)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company and Newport Coachworks, Inc. dated October 12, 2012

10.10 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Ian Hobday dated December 4, 2012

10.11 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Darren West dated December 4, 2012

10.12 (1)	Employment Agreement by and between Newport Coachworks, Inc. and Carter Read dated October 2012

10.13 (1)	Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012

10.14 (1)	Employment Agreement with Mark Aubry dated December 17, 2012

10.15 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated November 20, 2012

10.16 (1)	Stock Purchase Agreement by and between Green Automotive Company and Mark E. Crone and Bosch Equities, LP dated September 1, 2011

10.17 (1)	Exchange Agreement by and between Green Automotive Company and Investment Finance Company IFC Limited dated March 31, 2012

10.18 (2)	Investment Agreement with Kodiak Capital Group, LLC dated March 14, 2013

10.19 (2)	Registration Rights Agreement with Kodiak Capital Group, LLC dated March 14, 2013

23.1 (1)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 20, 2012.

(2)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 19, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Automotive Company

Dated: May 15, 2013		/s/ Fred Luke
	By:	Fred Luke
President (Principal Executive Officer) and a Director

Dated: May 15, 2013		/s/ Darren West
	By:	Darren West
Chief Financial Officer (Principal Accounting Officer) and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2013		/s/ Fred Luke
	By:	Fred Luke
President and a Director

Dated: May 15, 2013		/s/ Darren West
	By:	Darren West
Chief Financial Officer and a Director

/s/ Ian Hobday
Dated: May 15, 2013	By:	Ian Hobday
Director

/s/ Alan Rothman
Dated: May 15, 2013	By:	Alan Rothman
Secretary and a Director

/s/ Andrew Hewson
Dated: May 15, 2013	By:	Andrew Hewson
Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Green Automotive Company

We have audited the accompanying consolidated balance sheets of Green Automotive Company and its subsidiaries (collectively the “Company”), as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits include examining, on a test basis, evidence supporting the amounts of disclosures in the consolidated financial statements.  Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Automotive Company and its subsidiaries, as of December 31, 2012 and 2011 and the results of their operations, their cash flows for years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

May 16, 2013

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Balance Sheets

December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
Current Assets
Cash	$87,325	$906
Accounts receivable	163,389	-
Inventory and supplies	-	263,489
Notes receivable	11,329	-
Other	37,589	36,300
Total Current Assets	299,632	300,695

Property and equipment, net	164,065	7,699

Other Assets
Investment in licenses, net	-	331,267
Total Assets	$463,697	$639,661

Current Liabilities
Accounts payable and accrued expenses	$872,086	$165,445
Due to-related parties	-	452,064
Deferred revenue	422,182	-
Credit facility and other advances	73,916	-
Derivative liability	21,248,804	1,373,045
Shares owed to Carter Read on purchase of NCI	250,000	-
Funds received from FMS not converted into Preference Shares	120,102	-
Sums due to Global market Advisors	104,100	-
Value added Taxes owed	39,944	-
Sums due to Equity Market D	25,000	-
Lease creditor	15,062	-
Sundry creditors	27,474	-
Total Current Liabilities	23,198,670	1,990,554

Long-term Liabilities
Notes payable, net of current maturities	384,507	-
Total Long-term Liabilities	384,507	-
Total Liabilities	23,583,177	1,990,554

Contingencies	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares and 1 share authorized at December 31, 2012 and 2011, respectively, $.001 par value, 895,801 and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively.	896	500
Preferred stock, Class B Convertible Preferred Stock 10,000,000 shares and 1 share authorized at December 31, 2012 and 2011, respectively, $.001 par value, 10,000,000 and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively.	10,000	-
Common stock, 900,000,000 shares authorized $.001 par value, 329,551,468 and 272,750,110 shares issued and outstanding at December 31, 2012 and 2011, respectively	324,551	272,750
Additional paid-in capital	12,700,403	3,997,036
Accumulated other comprehensive loss	(111,307)	-
Accumulated deficit	(36,044,022)	(5,621,179)
Total Stockholder's Deficit	(23,119,480)	(1,350,893)
Total Liabilities and Stockholders' Deficit	$463,697	$639,661

The accompanying notes are an integral part of the consolidated financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statements of Operations

For The Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011
Revenues	$320,648	$-

Cost of Goods Sold	75,379	-

Gross Profit	245,269	-

Operating Expenses
Depreciation and amortization	324,172	325,220
Research and development	6,229	-
General and administrative	5,182,241	1,174,931
	5,512,642	1,500,151

Loss before other expenses	(5,267,373)	(1,500,151)

Other Expenses
Gain or (Loss) on disposal of equipment assets	(11,113)	9,784
Change in fair value of derivative liability	(20,118,030)	(1,373,045)
Impairment of assets	(4,502,984)	-
Other expense	(410,552)	-
Interest expense	(112,792)	(63,058)
	(25,155,471)	(1,426,319)

Loss before income taxes	(30,422,843)	(2,926,470)

Income taxes	-	-

Net Loss	$(30,422,843)	$(2,926,470)

Loss per share	$(0.10)	$(0.01)

Weighted average shares	301,108,508	272,380,247

The accompanying notes are an integral part of the consolidated financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statements of Comprehensive Loss

For The Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011
Net Loss	$(30,422,843)	$(2,926,470)

Other Comprehensive Loss, net of tax:
Foreign currency translation	$(111,307)	$-

Comprehensive Loss	$(30,534,151)	$(2,926,470)

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

									Accumulated
	Preferred Stock		Preferred Stock				Additional		Other	Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity/(Deficit)
Balance-January 1, 2011	1	-	-	-	271,750,110	$271,750	$2,742,586	$(2,694,709)	$	$319,627

Issuance of preferred stock to settle debt	500,000	500					1,205,450			1,205,950

Cancellation of share	(1)	-								-

Issuance of stock for cash					1,000.000	1,000	49,000			50,000

Net (loss) for the year ended 31st December 2011								(2,926,470)		(2,926,470)

Balance-January 1, 2012	500,000	$500			$272,750,110	$272,750	$3,997,036	$(5,621,179)	$-	$(1,350,893)

Stock based compensation	-	-			-	-	3,266,541	-	-	3,266,541

Conversion of debt for common stock	-	-			10,809,180	10,809	932,707	-	-	943,516

Issuance of stock for Liberty acquisition	300,000	300			39,742,178	39,742	3,447,067	-	-	3,487,109

Issuance of common stock for compensation	-	-			1,250,000	1,250	548,750	-	-	550,000

Issuance of preferred stock for cash	65,801	66			-	-	368,332	-	-	368,398

Issuance of preferred stock to settle debt	30,000	30					149,970			150,000

Issuance of preferred stock to Subsidiary			10,000,000	10,000			(10,000)			-

Total other comprehensive loss, net of tax	-	-			-	-	-	-	(111,307)	(111,307)

Net (loss)	-	-	-	-	-	-	-	(30,422,843)	-	(30,422,843)

Balance- December 31 2012	895,801	$896	10,000,000	$10,000	324,551,468	$324,551	$12,700,403	$(36,044,022)	$(111,307)	$(23,119,480)

The accompanying notes are an integral part of the consolidated financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(30,422,843)	$(2,926,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,172	325,220
Gain/(Loss) on disposal of assets	-	(9,784)
Issuance of shares for services	550,000	40,000
Gain/(loss) on conversion of debt to	(19,684)	-
Impairment of assets	4,502,984	-
Change in fair value of derivative liability	20,118,030	1,373,045
Share based compensation	3,266,541	-
Changes in assets and liabilities:
Accounts receivable	(163,389)	-
Inventories	-	(192,889)
Other Assets	454,585	(61,200)
Prepaid expenses	-	(36,300)
Accounts payable and accrued expenses	216,471	58,138
Deferred revenue	239,200	-
Due to related party	322,592	1,417,261
Other liabilities	67,418
Net cash (used in) operating activities	(543,924)	(12,979)

INVESTING ACTIVITIES:
Disposal of vehicle	14,660	-
Cash received on acquisition	149,497	-
Purchase of property and equipment	15,330	-
Net cash provided by investing activities	179,487	-

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	368,398	-
Proceeds from issuance of common stock	-	10,000
Borrowings on line of credit, net	167,978	-
Payments on long-term debt, net	(84,886)	-
Proceeds from notes payable	399,202	-
Payments to notes payable	(288,529)	-
Net cash provided by financing activities	562,163	10,000

Effect of change in exchange rate on cash	(111,307)

Net Increase (decrease) in cash	197,726	(2,979)

CASH AT BEGINNING PERIOD	906	3,885
CASH AT END OF PERIOD	$87,325	$906

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued to settle liabilities	$943,516	$-
Common shares issued for services	$-	$-
Common shares issued in relation to acquisition	$1,987,109	$-
Preferred shares issued in relation to acquisition	$1,500,000	$-
Preferred shares issued to settle debt	$150,000	$1,205,950
Preferred shares issued to subsidiary	$10,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

We are a corporation originally organized under the laws of the State of Delaware in 1996, but re-incorporated in Nevada effective June 3, 2011. We formerly operated under the name GANAS Corp. (“GANAS”). Prior to November 2009, GANAS’ objective was to obtain through acquisition and/or merger transactions, assets, which could benefit our shareholders. Effective November 4, 2009, GANAS acquired Go Green USA LLC, a Nevada limited liability company organized on April 28, 2009 (“Go”), in a share exchange transaction pursuant to which newly issued shares of GANAS common stock were issued in exchange for all of the issued and outstanding membership interests of Go (the “Go Merger”). The Go Merger resulted in GANAS issuing 1,436,202 shares of its common stock with par value $0.001 for each 1% membership interest in Go, following which GANAS changed its name to Green Automotive Company Corporation. Effective September 30, 2011, we effected a Change of Domicile, re-incorporating in Nevada and simplifying our name to Green Automotive Company, among other things (the “Re-Incorporation”).

In August 2009, prior to the Go Merger, Go entered into a Memorandum of Understanding with a subsidiary of  Zotye Holding Group, a Chinese automotive manufacturer (collectively, “Zotye”) which, on January 29, 2010, was reduced to a definitive Exclusive Agreement of Distribution and Service between the Issuer and Zotye (the “Zotye Agreement”).  On July 20, 2010, the Zotye Agreement was amended and restated “between the Issuer and Yongkang Titan Imp. & Exp. Co., Ltd., a reported subsidiary of Zotye,” and then on December 21, 2010, the Zotye Agreement was further amended and restated between the Issuer and Zhejiang Titan Imp. & Exp. Co., Ltd., another reported Zotye subsidiary.

Following the Go Merger, and throughout the 2010 and 2011 fiscal years we devoted all of our resources to the homologation of the all-electric Zotye Sport Utility Vehicle (“SUV”) with the intent to import and distribute the SUV throughout the U.S. pursuant to the Zotye Agreement.  However, after taking several SUV’s through the required tests to comply with the standard safety benchmarks required by the U.S. Department of Transportation (“DOT”) and the U.S. Federal Motor Vehicle Safety Standards (“FMVSS”) to determine the safety and US marketability of the SUV, we elected to modify our business plan so as to not be dependent upon one supplier, one product and only one segment of the new all-electric automotive industry, and instead to be involved in two areas of the industry: the import, testing and distribution of foreign and domestic manufactured Eco- friendly passenger vehicles (“Passenger Vehicles”), Municipal Transit Buses, School Buses, Limousines, and Airport and Hotel Shuttle Vans (collectively, “Mass-Transit Vehicles”), and the conversion of convention internal combustion engine driven vehicles into all-electric powered vehicles (“Conversion Vehicles”), with the medium term goal of becoming the first manufacturer of all-electric Mass-Transit Vehicles and Conversion Vehicles.

Following the restructuring, our business plan was modified to focus on the import and distribution of Eco-friendly vehicles and we are presently planning to bring All-Electric and other Eco-friendly vehicles into the United States market. We are currently involved in assessing a number of All-Electric and alternate fuel vehicles including an All-Electric Intra-City and Municipal Mass Transit Bus and School Bus, for introduction to the U.S. market, to be manufactured by our subsidiary, Newport Coach Works, Inc.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS (continued)

Liberty Transaction

On June 28, 2012, we entered into a Stock Exchange Agreement (the “Liberty Agreement”) with Liberty Electric Cars Ltd., an England and Wales private company limited (“LEC”), and its wholly-owned subsidiary LEC 2 Limited, an England and Wales private company limited (“LEC2” and together with LEC, the “LEC Entities”), under which our wholly-owned subsidiary, Liberty Automotive Group, Inc. (formerly GAC EV Motors Inc.), a Nevada corporation (“LAG”) agreed to purchase 100% of the issued and outstanding securities of LEC (the “LEC Shares”), that owns 100% of the issued and outstanding securities of LEC2 (the “LEC2 Shares”) (collectively the “LEC Securities”) in exchange for the transfer of Thirty Nine Million Seven Hundred Forty Two Thousand One Hundred Seventy Eight (39,742,178) shares of our common stock held by LAG to the LEC Shareholders. These shares represented approximately 8.19% of our outstanding voting control. We also issued to Mr. West and Mr. Hobday, the executives of LEC, a total of 300,000 shares of our Series A Preferred Stock in exchange for the non-competition provisions in their independent contractor agreements. This transaction closed on July 23, 2012.

Additionally, pursuant to the Liberty Agreement, we issued to GAC Automotive Services, Inc., a Nevada corporation and one of our wholly-owned subsidiaries (“GAC Auto”) Ten Million (10,000,000) shares of Series B Convertible Preferred Stock (the “Series B Shares”).  The issuance of the Series B shares to GAC Auto is not part of the purchase price of the LEC Entities and is not compensation to the LEC Entities or LEC Shareholders, but is reserved for issuance to certain entities and/or assets that LEC and/or LEC2 have been in negotiations with at the time of execution of the Liberty Agreement if those entities are purchased by us or our subsidiaries.  The determination as to when and if to transfer the Series B Shares from GAC Auto to a selling party must be approved by our Board of Directors.  To date, all of the Series B Shares are still held by GAC Auto.

As a result of the Liberty Transaction, we acquired LEC, a company that designs and develops electric vehicle drive solutions for use in its own converted vehicles and for sale to original equipment manufacturers (OEMs) for incorporation into their production. LEC’s engineers have invented innovative EV drive train technologies that can be employed in a wide variety of vehicle platforms. LEC is also involved in a number of advanced research programs for developing next generation electric vehicle (“EV”) solutions. These programs include the prestigious “Deliver” project where LEC is working together with “tier one” automotive companies to develop a pure electric commercial vehicle, and the “Motore” project in which LEC has partnered with other “tier one” automotive companies and universities to develop a “rare earth” free electric motor technology. Additionally, LEC has also created after sales support for EV’s, by providing a comprehensive aftermarket maintenance program throughout Europe for electric trucks and cars.

Due to its experience in EV technologies and in servicing EVs, LEC recently re-signed its agreement with, a large U.S. truck manufacturer, for the on-going support of electric vehicles run by its key clients in Europe. LEC will continue to take care of all warranty support when required by these customers, all of whom run fleets of electric commercial vehicles across Europe. This truck manufacturer’s customers include major companies such as FedEx, UPS and Veolia, who are using the first “ground up” electric trucks known as the “Modec” that were launched some 4 years ago for the purpose of making pollution free deliveries in urban areas.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS (continued)

Newport Coachworks Transaction

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with diesel or compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000. As discussed below GACR will issue to Mr. Read up to all of the GACR Additional Shares, which shares will either be kept in escrow and distributed, or kept in treasury and issued, to Mr. Read within ten (10) days of the end of each calendar quarter pro rata with the number of Qualified Purchase Orders received by NCWI for the applicable calendar quarter (the “NCWI Transaction”).  The determination as to whether the shares will be issued and held in escrow or kept in treasury will be determined by the Parties in good faith and has not been determined to date.  The GACR Shares, if all issued, currently represent approximately 7.6% of our outstanding common stock.  This transaction closed on October 12, 2012. The shares were not issued to NCWI as of December 31, 2012.

Matter of Time Merger

On September 1, 2011, Green Automotive Company entered into a Stock Purchase Agreement and Escrow Agreement with Mark E. Crone (“Crone”) and Bosch Equities, L.P. (“Bosch”), under which we purchased 100% of the outstanding equity of Matter of Time I Co., a Nevada corporation (“MOT”), and extinguished a repayment obligation of MOT totaling $6,000, all in exchange for $30,000.

On February 10, 2012, Green Automotive Company entered into a Merger Agreement and Plan of Reorganization with Matter of Time I Co., a Nevada corporation (“MOT”) (the “MOT Agreement”).  Under the MOT Agreement, at the closing of the transaction contemplated by the MOT Agreement, MOT dissolved into and became a part of Green Automotive Company, with Green Automotive Company being the surviving corporation and assuming MOT’s status as a reporting issuer under the Securities Exchange Act of 1934, as amended.  On December 14, 2012 the transactions contemplated by the MOT Agreement closed (the “Closing”). As a result of the Closing, MOT was merged out of existence and Green Automotive Company became a reporting issuer under the Securities Exchange Act of 1934, as amended.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The Company does not hold significant variable interests in any variable interest entities. All significant intercompany accounts and transactions have been eliminated.

Reverse Merger Accounting

The MOT Merger was accounted for as a reverse-merger and recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Green Automotive Company was the acquirer for financial reporting purposes and MOT was the acquired company. Consequently, the assets and liabilities and operations that are reflected in the historical financial statements prior to the Merger will be those of Green Automotive Company and will be recorded at the historical cost basis of the Company. The consolidated financial statements after completion of the Merger include the assets and liabilities of Green Automotive Company. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of December 31, 2012, we have sustained recurring losses totaling $30,422,843 and have a stockholders’ deficit of $36,044,022. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital to fund the acquisition or to purchase an ongoing business and improving profitability of existing operations. Until such time, we anticipate our working capital needs will be funded through the issuance of debt and equity instruments. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging economic conditions. Accordingly, future estimates may differ significantly.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2012 and 2011.

Concentrations

The Company currently maintains substantially all of its cash with major financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Comprehensive Loss

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends FASB Codification Topic 220 on comprehensive income disclosures. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements, while eliminating the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. The provisions of ASU 2011-05 were adopted in 2012. The adoption of ASU 2011-05 did not impact the Company’s consolidated financial position, results of operations or cash flows as it required only a change in the format of presentation.

Intangible Assets

Acquired intangible assets are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization and impairment.

Property and Equipment

Property and equipment consist of leasehold improvements, furniture and fixtures, equipment and vehicles are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated service lives ranging from three to seven years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. An impairment charge related to licenses and homologation costs amounted to $258,754 and $0 for the years ended December 31, 2012 and 2011, respectively. Impairment charge related to goodwill and other intangibles acquired in business acquisitions amounted to $4,013,005 and $0 for the years ended December 31, 2012 and 2011, respectively.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our "major" tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2007 through 2012 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2007 through 2012 California Franchise Tax Returns. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Revenue Recognition

We recognize revenues related to annual subscriptions and services of electric vehicles in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 605, Revenue Recognition. Revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and services are provided. In the event that final acceptance of our product by the customer is uncertain, revenue is deferred until all acceptance criteria have been met.

Grant Income

Grant income is not recognized until grant claim has been submitted and approved by Government representatives.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

E-tech services

Revenues from consultancy services are recognized only when all services have been rendered and collectability is reasonably assured.

E-Care services

Revenues from maintenance, repair, and overhaul services are recognized only when all services have been rendered and collectability is reasonably assured.

Trade Receivables	December 31, 2012	December 31. 2011
Trade receivables, net	$113,429	$-
Grant monies receivable	$49,960	$-
	$163,389	$-

Deferred Revenues	December 31, 2012	December 31. 2011
Deferred Grant Income	$307,226	$-
Deferred Membership Fees	$114,956	$-
	$422,182	$-

Net Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded in operating expenses in the consolidated statement of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net loss.

Recent Accounting Pronouncements

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, the adoption of ASU 2011-11 will have on its consolidated financial statements and related disclosures.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance allows an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The adoption of this accounting guidance will not have a material impact on our consolidated financial statements and related disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements and related disclosures.

Other recent pronouncements issued by FASB (including its Emerging Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS

On June 28, 2012, we entered into a Stock Exchange Agreement (the “Agreement”) with Liberty Electric Cars Ltd., an England and Wales private company limited (“LEC”), and its wholly-owned subsidiary LEC 2 Limited, an England and Wales private company limited (“LEC2” and together with LEC, the “LEC Entities”), under which our wholly-owned subsidiary, Liberty Automotive Group, Inc. (formerly GAC EV Motors Inc.), a Nevada corporation (“LAG”) agreed to purchase 100% of the issued and outstanding securities of LEC Entities in exchange for Thirty Nine Million Seven Hundred Forty Two Thousand One Hundred Seventy Eight (39,742,178) shares of our common stock held by LAG to the LEC Shareholders.  These shares represent approximately Ten percent (10%) of our outstanding voting control.  This transaction closed on July 23, 2012.

Additionally, pursuant to the Agreement, we issued to GAC Automotive Services, Inc., a Nevada corporation and one of our wholly-owned subsidiaries (“GAC Auto”) Ten Million (10,000,000) shares of Series B Convertible Preferred Stock (the “Series B Shares”). The issuance of the Series B shares to GAC Auto is not part of the purchase price of the LEC Entities and is not compensation to the LEC Entities or LEC Shareholders, but is reserved for issuance to certain entities and/or assets that LEC and/or LEC2 have been in negotiations with at the time of execution of the Agreement if those entities are purchased by us or our subsidiaries. The determination as to when and if to transfer the Series B Shares from GAC Auto to a selling party must be approved by our Board of Directors.

As part of the Agreement, the Company issued 300,000 shares of restricted preferred stock to two LEC Directors as a covenant not to compete. The preferred shares are fully forfeitable in the event the Directors terminated their employment before the third year anniversary. Additionally, these preferred shares were valued at $5 per share and were recoded as part of purchase price.

Contemporaneously with the Agreement, we entered into a Stock Purchase Agreement No 1. (the “Stock Agreement”) with First Market Services, a Nevada corporation (“FMS”), under which we may sell up to One Hundred Twenty Thousand (120,000) shares of our Series A Preferred Stock (the “Series A Shares”) with the purchase price of Five Dollars ($5) per share. Pursuant to the Stock Agreement, FMS has the right to purchase the Series A Shares in increments of One Thousand Dollars ($1,000) with a minimum purchase of Fifty Thousand Dollars ($50,000) per month for a minimum of twelve (12) months, with Forty Thousand Dollars ($40,000) being earmarked for the LEC Entities to fund their operations and growth, and Ten Thousand Dollars ($10,000) being earmarked to fund the costs associated with the Company being a public company.

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding ($500,000) as discussed below GACR will issue Mr. Read up to all of the GACR Additional Shares, which shares will either be kept in escrow and distributed, or kept in treasury and issued, to Mr. Read within ten (10) days of the end of each calendar quarter pro rata with the number of Qualified Purchase Orders for that quarter.

Qualified Purchase Orders received by NCWI for the applicable calendar quarter. The determination as to whether the shares will be issued and held in escrow or kept in treasury will be determined by the Parties in good faith and has not been determined to date. The GACR Shares, if all issued, would currently represent approximately 7.6% of our outstanding common stock. This transaction closed on October 12, 2012.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS (continued)

As noted above, we have a financing obligation to NCWI under the NCWI Agreement under which we are agreed to provide up to One Million Dollars ($1,000,000) to NCWI pursuant to the forecasted timeline set forth in Schedule 1.7 of the NCWI Agreement. The total funding is made up of $500,000 as the forecasted requirement for initiating internal combustion engine based bus manufacturing and $500,000 as the forecasted requirement for reaching pre-production stage in electric bus manufacturing. Both parties to the NCWI Agreement agreed that the funding requirements are forecasted amounts which may rise or fall according to business requirements and may be modified by the parties as needed.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below.

Cash	$149,497
Notes receivable	212,773
Other current assets	492,174
Property and equipment, net	197,469
Intangible asset (covenant not to compete)	1,500,000
Other intangible assets	2,233,543
Total assets acquired	4,785,456

Accounts payable and accrued expenses	446,945
Deferred revenue	182,982
Notes payable	625,195
Other	43,225
Total liabilities assumed	1,298,347

Net assets acquired	$3,487,109

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following: as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Leasehold improvements	$10,149	$	−
Furniture and fixtures	8,086		8,080
Equipment	111,973		−
Computer hardware and software	32,963		−
Vehicles	92,938		4,500
	256,109		12,580
Less accumulated depreciation	(92,044)		(4,881)

	$164,065		$7,699

Substantially all property and equipment in 2012 are located in UK and were acquired as part of LEC Entities acquisition (see Note 4). For the year ended December 31, 2012 and 2011, depreciation expense was $87,164 and $4,881, respectively.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INTANGIBLE ASSETS

Intangible assets consist of the following and were mainly related to the LEC acquisition:

	December 31, 2012		December 31, 2011
Go License		$500,000	$500,000
Crash test homologation costs		228,912	301,423
Liberty acquired technology		619,462	−
Assembled workforce		689,000	−
Trade name and website		45,000	−
Non-compete agreement		1,500,000	−
		3,582,374	801,423
Less amortization and impairment		(3,582,374)	(470,156)

	$	−	$331,267

Amortization expense was $237,808 for the year ended December 31, 2012. Additionally, the Company impaired the remaining basis in the intangibles during the year ended December 31, 2012 as management revised its sales forecast for the product which impaired the goodwill as of December 31, 2012.

7. DUE TO RELATED PARTY

Due to related party consist of advances from and accrued salaries to officers and directors of the Company. These advances do not bear interest and are due on demand.

In March 2012, Investment & Finance Company IFC Ltd (“IFC”) agreed to settle the disputes and the Company’s accrued debt of $430,689 to certain of its former officers, Directors and employees consisting of claims for back/accrued salaries, un-reimbursed out of pocket expenses paid on behalf of the Company in exchange for 8,000,000 shares of the Company’s common stock. The Company recorded $30,689 gain on settlement of liability.

The Company has received advances during the twelve months ended December 31, 2012 in the amount of $250,000. These advances were either made directly from the major shareholder. These advances are due upon demand and do not bear any interest. The Company converted $150,000 of the advances in the third quarter of 2012 to 30,000 shares of the Company’s preferred stock at $5.00 per share.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DEBT

Notes Payable	December 31, 2012	December 31, 2011

N Eckert - £116,625 Note Payable, 12% interest, due upon the company raising in excess of £500,000 once on OTCBB market, unsecured	$188,478	$-

R Knight £38,500 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$62,220	$-

P Beitl £37,983 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$61,384	$-

R Mcwaters – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$40,403	$-

D Voss – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$40,403	$-

M Elson – £20,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$32,322	$-

N Jones £10,053 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$16,247	$-

I Hobday – £3,525 Note payable, Nil interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$5,697	$-

P Lilley £700 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$1,131	$-
	$448,284	$-

Debt Discount	$(63,777)	$-
	$384,507	$-

During the year 2011 and through December 21, 2011, the Company borrowed a total of $1,139,670 (including accrued interest) from FMS under the Agreement, all advances were supported individually by a Convertible Preferred Note (“CPN”), the notes bore interest at 18% per annum and were convertible into the Company’s common stock at the rate of 0.05 limited to a ceiling of 4.99% of total outstanding shares on date of conversion.

On December 21, 2011, the Company and FMS entered into the Settlement & Conversion Agreement (“SCA”) whereby the parties agreed that FMS should forgive all amounts owed from the Company under the agreement including the accrued interest as documented under the individual CPN for a total of $1,139,670 in consideration the Company issued to FMS 500,000 shares of the Company’s restricted no par value Series A Convertible Preferred Stock (“CPS”) (see Note 10). The CPS is convertible into Company’s common stock in accordance with the following formula (limited to 16.667% of the then issued and outstanding common stock):

No. of common shares to be issued upon conversion of CPS =

No. of common stock outstanding on date of conversion fully diluted x (0.000001 x No. of preferred stock outstanding at date of conversion).

The Company recorded a loss on settlement of the convertible notes of $1,373,045 and was recorded in the 2011 consolidated statement of operations.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DEBT (Continued)

On January 1, 2012 the Company made and entered into a credit facility with Global Trade Finance (“GTF”) to provide credit up to $250,000.  The Company had drawn down $79,000 of the facility through the second quarter of 2012.  The effective rate of interest is 8% on the facility, and the facility was to be secured by 5,000,000 shares of Green Auto common stock, and the advances made to the Company under the credit facility were not reduced to Convertible Notes.  The facility was to be due January 1, 2013, or up to twenty four months if demand for repayment is not made, however, effective June 30, 2012, the $79,000 was converted into 1,500,000 shares of Green Auto common stock. The Company recorded $4,000 gain on settlement of debt. The Company has borrowed another $25,000 on this facility that it still owes under the same terms listed above.

As part of the acquisition of Liberty Electric described in Note 4 above, the Company had $625,195 in notes payable.  Most of these notes are non-interest bearing and due upon demand, four notes with a total amount of $211,240 were converted into 1,004,180 shares of GACR common stock.  One note in the amount of $5,697 has an interest rate of nil% and is due to a related party.  The balance due on Liberty’s notes at December 31, 2012 is $378,810.

9. STOCK INCENTIVE PLAN

On May 30, 2011, the Company adopted the 2011 Non-Qualified Stock Incentive Plan (the “Plan”). Under the Plan, participants, including both employees and nonemployees of the Company, have the opportunity to acquire common units of the Company. For awards made under the Plan, participants purchase common units at the time the award is made at (i) a stated value, or (ii) a percentage that is not less than 50% of the current fair market value of the stock. Award agreements with employees have a term of ten years and typically have a graded vesting terms over five years. If a participant ceases to be employed with the Company prior to the end of the vesting period, the participant forfeits his/her rights to any unvested units at the date of the termination.

There were 4,000,000 and 0 unvested stock options as of December 31, 2012 and 2011. The Company granted 18,000,000 and 1,000,000 stock options during the years ended December 31, 2012 and 2011, respectively. The Company has recorded a stock option expense of approximately $3,267,000 and $49,000 during the years ended December 31, 2012 and 2011, respectively, in general and administrative expenses. Stock options exercised were 0 and 1,000,000 during the years ended December 31, 2012 and 2011, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	December 31, 2012		December 31, 2011
Expected Volatility	88%		98%
Expected dividends	−	%	−	%
Expected terms (in years)	3		3
Risk-free rate	0.36%		1.00%
Forfeiture rate	−	%	−	%

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK INCENTIVE PLAN (continued)

A summary of option activity as of December 31, 2012 and 2011, and changes during the years then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2010	4,000,000	$0.002	2.41	$191,500
Granted	1,000,000	0.001	2.04	49,000
Exercised	(1,000,000)	0.001	2.04	(49,000)
Forfeited or expired	−	−	−	−
Outstanding at December 31, 2011	4,000,000	$0.002	1.41	$191,500
Exercisable at December 31, 2011	4,000,000	$0.002	1.41	$191,500

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2011	4,000,000	$0.002	1.41	$191,500
Granted	18,000,000	0.42	2.90	−
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−
Outstanding at December 31, 2012	22,000,000	$0.34	2.44	$191,500
Exercisable at December 31, 2012	18,000,000	$0.42	3.00	$ −

10. EQUITY

Convertible Preferred Stock and Derivative Liability

On December 21, 2011, the Company and FMS entered into the Settlement & Conversion Agreement (“SCA”) whereby the parties agreed that FMS should forgive all amounts owed from the Company under the agreement including the accrued interest as documented under the individual convertible promissory notes for a total of $1,139,670 in consideration the Company issued to FMS 500,000 shares of the Company’s restricted no par value Series A Convertible Preferred Stock (“CPS”).

On July 23, 2012 and in relation with the LEC Acquisition (Note 4), the Company issued 300,000 shares of restricted preferred stock to two LEC Directors as a covenant not to compete. The preferred shares are fully forfeitable in the event the Directors terminated their employment or violated the non-compete provision before the third year anniversary. Additionally, these preferred shares were valued at $5 per share and were recoded as part of purchase price.

On September 29, 2012, The Company issued an additional 30,000 CPS to FMS to settle $150,000 of advances owed to FMS (see Note 6) at a conversion rate of $5 per CPS.

On December 26, 2012, The Company issued an additional 53,680 CPS to FMS for cash at a price of $5 per CPS.

On December 26, 2012, The Company issued an additional 12,121 CPS to FMS for cash at a price of $5 per CPS.

The CPS is convertible into Company’s common stock in accordance with the following formula (limited to 16.667% of the then issued and outstanding common stock):

No. of common shares to be issued upon conversion of CPS =

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY (Continued)

No. of common stock outstanding on date of conversion fully diluted x (0.000001 x No. of preferred stock outstanding at date of conversion).

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the CPS, the conversion feature is classified as derivative liabilities and recorded at fair value.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company initially recognized the fair value of the embedded conversion feature of the CPS on date of issuance and was charged to operations. On December 31, 2012, the Company recorded a mark-to-market adjustment based on the fair value of the derivative liability on that date which resulted in a charge of $19,741,887 to operations. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.42, a conversion price of $0.029, expected volatility of 106%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.16%. As of December 31, 2012, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 54,092,993 common shares.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2012.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$21,248,804	$21,248,804

The following table summarizes the derivative liabilities included in the consolidated balance sheet at December 31, 2012:

Balance at December 31, 2011	$1,373,045
Derivative liability related to LEC debt conversion feature	133,872
Derivative liability related to preferred stock conversion feature	19,741,887
Balance at December 31, 2012	$21,248,804

Common Stock

During the quarter ended June 30, 2011, a third party individual purchased 1,000,000 shares of common stock for $10,000 cash. In addition, this third party provided services to the company valued at $40,000 based on market prices of those services.

On January 1, 2012 the Company made and entered into a credit facility with Global Trade Finance (“GTF”) to provide credit up to $250,000. The Company had drawn down $79,000 of the facility through the second quarter of 2012. The effective rate of interest is 8% on the facility, and the facility was to be secured by 5,000,000 shares of Green Auto common stock, and the advances made to the Company under the credit facility were not reduced to Convertible Notes. The facility was to be due January 1, 2013, or up to twenty four months if demand for repayment is not made, however, effective June 30, 2012, the $79,000 was converted into 1,500,000 shares of Green Auto common stock. The Company recorded $4,000 loss on settlement of debt. The Company has borrowed another $25,000 on this facility that it still owes under the same terms listed above.

On January 27, 2012, the Company issued 8,000,000 shares of its common stock for the settlement of $430,689 of payables due to related parties.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY (continued)

On June 28, 2012, we entered into a Stock Exchange Agreement (the “Agreement”) with Liberty Electric Cars Ltd., an England and Wales private company limited (“LEC”), and its wholly-owned subsidiary LEC 2, Limited, an England and Wales private company limited (“LEC2” and together with LEC, the “LEC Entities”), under which our wholly-owned subsidiary, Liberty Automotive Group, Inc. (formerly GAC EV Motors Inc.), a Nevada corporation (“LAG”) agreed to purchase 100% of the issued and outstanding securities of LEC (the “LEC Shares”), and LEC owns 100% of the issued and outstanding securities of LEC2 (the “LEC2 Shares”) (collectively the “LEC Securities”) in exchange for the transfer of Thirty Nine Million Seven Hundred Forty Two Thousand One Hundred Seventy Eight (39,742,178) shares of our common stock held by LAG to the LEC Shareholders.  These shares represent approximately Ten percent (10%) of our outstanding voting control.  This transaction closed on July 23, 2012.

On or about November 13, 2012, we issued an aggregate of 1,004,180 shares of our common stock to four non-affiliate investors in exchange for $211,240 owed by Liberty under debt instruments. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

On or about November 13, 2012, we issued 300,000 shares of our common stock to one non-affiliate investor in exchange for $47,038 owed by Liberty for services performed. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

11. INCOME TAXES

Our provisions for income taxes for the years ended December 31, 2012 and 2011, respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

	2012	2011
Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(36,044,000)	$(5,621,000)
Change in valuation allowance	36,044,000	5,621,000
Total deferred tax provision	$-	$-

Deferred tax assets at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$12,615,000	$1,967,000

Valuation allowance	(12,615,000)	(1,967,000)

Net deferred tax assets	$-	$-

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (Continued)

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership). Transactions such as planned future sales of our common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $12,393,000 in NOL at December 31, 2012 that will begin to expire in 2030 for federal and state purposes and could be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382. A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the years ended December 31, 2012 and 2011 is as follows:

	Years ended December 31,
	2012		2011
Federal income tax rate at 35%	$(12,615,000)	35.0%	$(1,967,000)	35.0%
State income tax, net of federal benefit	-	-%	-	-%
Change in valuation allowance	12,615,000	(35.0)%	1,967,000	(35.0)%

Benefit for income taxes	$-	-%	$-	-%

We file income tax returns in the U.S. with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2012 and 2011. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

12.  CONTINGENCIES

Our predecessor, Go Green USA, LLC (“Go Green”) was a party defendant, along with other defendants in a civil action filed in Marshall County, West Virginia by Glen Dale Motor Co. and Tomsic Motor Co, Civil Action No. 11-C-104 H.  This undefended and previously unknown action resulted in a default judgment and related judgment order in the amount of $3,717,615 with interest accruing at 7% per annum from and after February 13, 2012.  There is no active effort to enforce this action against Go Green and we believe there are numerous defenses to the asserted judgment and any such enforcement effort.  Moreover, the existence of the liability pre-existed our acquisition of Go Green and its existence was not disclosed as a part of the acquisition.

Management has not accrued for this event in the financial statements as its not determinable whether the Company is liable for this case as Steve Wells is no longer with the company. The Company expects that if they are served that the expected loss could be zero to $3,717,615.

13. SUBSEQUENT EVENTS

On or about January 21, 2013, Don Brown Bus Sales increased its order with Newport Coachworks (a 100% subsidiary of GACR) by 50% taking the order from 288 bus units to 432 over the period December 2012 and December 2014.

On January 31st 2013, the Company signed a binding agreement to buy UK-based electric vehicle distributor Going Green Limited (www.goingreen.co.uk). Trading under the brand name, “GoinGreen”, it has sold over 1400 of the highly successful G-Wiz electric vehicles, making it one of Europe’s largest single retailer of electric vehicles.  The transaction was completed on April 1st 2013 when 1,562,498 shares of GACR common stock was exchanged for 100% of the issued and outstanding securities of Going Green Limited (an England and Wales private limited company).

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SUBSEQUENT EVENTS (Continued)

On March 18th 2013, the Company announced that it has entered into a $3 million common stock purchase agreement with Kodiak Capital Group LLC, a Newport Beach-based institutional investor. The Company has agreed to file a registration statement with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to Kodiak under the terms of the common stock purchase agreement. After the SEC has declared the registration statement related to the transaction effective, the Company has the right at its sole discretion over a period of one year to sell up $3 million of its common stock to Kodiak under the terms set forth in the agreement. Proceeds from this transaction will be used to fund the company’s business development and for general corporate purposes.

On May 7, 2013 GACR filed an Ex Parte Motion For Temporary Restraining Order against TBG in the Utah District Court in Salt Lake City, Utah (the “Utah TRO”) requesting the Court for permission to instruct the GACR Transfer Agent to put a Rule 144 Legend on two (2) certificates (representing 1,000,000 shares of GACR Common Stock - the “TBG Shares”) which had been submitted by TBG to MTG Trading (a registered NASD Broker-Dealer) for deposit in “street name” for future sale into the public market. After a brief hearing on May 7th, the Court, decided that there was enough evidence presented by GACR to justify a Temporary Restraining Order, and granted GACR's motion.

The following week the Court held a Hearing with all parties to settle on a form of order for the permanent injunction requested by GACR, or allow the GACR Transfer Agent to re-issue the TBG Shares in the name of Cede & Co. (effectively allowing the TBG Shares to be sold as “Free-Trading” shares in the public market).: the Court decided to Court let the Temporary Restraining Order stand, which served to prevent Action Stock Transfer from re-issuing the TBG Shares in the name of Cede & Co. but left open for additional briefing and consideration the issue of whether the amount of the bond for the injunction should be increased to the difference between the current estimated free market value of the TBG Shares ($250,000 give or take) and the value on the day of the Courts decision. The Court determined that the possible loss to TBG, if it was decided that the TBG Shares should not have been held by the GACR Transfer Agent and re-legended, was$50,000 and ordered GACR to post a $50,000 Bond., which we posted.

However, on May 9, 2013 the Court issued its Memorandum Decision and Order in favor of GACR placing a Permanent Injunction on the re-issuance of the TBG Shares without a Rule 144 Legend until such shares were eligible under Rule 144 for the removal of the restrictive Legend, which is on or about December 24, 2013. As a result, GACR’s Bond will be canceled and, while TBG has the right to appeal the Memorandum Decision and Order, in managements view it is more likely than not that TBG will not do so and, failing an appeal by TBG, released from the terms of the Utah TRO as to the restriction on issuance of additional shares to meet pre-TRO agreements and other agreements to which we are a party which require the issuance of additional shares of our stock. See attached Memorandum Decision and Order.