Form 10-Q
period 2013-03-31
Green Automotive Co
filed 2013-05-29
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

(877) 449-8842

Registrant’s telephone number, including area code

(Former address, if changed since last report)

(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 20, 2013, there were 349,574,514 shares of common stock, $0.001 par value, issued and outstanding.

GREEN AUTOMOTIVE COMPANY

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1

Financial Statements

The unaudited consolidated financial statements of registrant for the three months ended March 31, 2013 and 2012 are below.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

Page
Condensed Consolidated Balance sheets – March 31, 2013 (Unaudited) and December 31, 2012	6
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	7
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	8
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	9
Notes to Condensed Consolidated Financial Statements (Unaudited)	10-29

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)
Current Assets
Cash	$37,995	$87,325
Accounts receivable	156,541	163,389
Inventories	96,781	-
Notes receivable	-	11,329
Prepaid Expenses and deposits	63,401	14,896
Other current assets	42,610	22,693
Total Current Assets	397,328	299,632

Property and equipment, net	286,764	164,065

Total Assets	$684,092	$463,697

Current Liabilities
Accounts payable and accrued expenses	$932,603	$872,086
Deferred revenue	434,536	422,182
Credit facility and other advances	87,125	73,916
Derivative liability	9,184,008	21,248,804
Share liability on purchase of NCWI	250,000	250,000
Funds received from FMS not converted into Preference Shares	358,552	120,102
Sums due to Global Market Advisors	104,100	104,100
Accrued value added taxes	37,543	39,944
Sums due to global trade finance	25,000	25,000
Lease payable	11,347	15,062
Other payables	38,210	27,474
Total Current Liabilities	11,463,024	23,198,670

Long-term Liabilities
Notes payable, net of discounts	411,545	384,507
Total Long-term Liabilities	411,545	384,507
Total Liabilities	11,874,569	23,583,177

Contingencies	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock, 100,000,000 shares and 1 share authorized at March 31, 2013 and December 31, 2012, respectively, $.001 par value, 855,142 and 895,801 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	855	896
Preferred stock, Class B Convertible Preferred Stock, 10,000,000 shares authorized at March 31, 2013 and December 31, 2012 respectively, $.001 par value, 10,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	10,000	10,000
Common stock, 900,000,000 shares authorized $.001 par value, 345,524,514 and 324,551,468 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	345,524	324,551
Additional paid-in capital	20,957,575	12,700,403
Accumulated other comprehensive loss	(13,379)	(111,307)
Accumulated deficit	(32,491,052)	(36,044,022)

Total Stockholder's Deficit	(11,190,477)	(23,119,480)
Total Liabilities and Stockholders' Deficit	$684,092	$463,697

See accompanying notes to the condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Operations

For The Three Months Ended March 31, 2013 and 2012

(Unaudited)

	March 31,
	2013	2012
Revenues	$218,396	$-

Costs of goods sold	78,847	-

Gross profit	139,549	-

Operating expenses
Depreciation and amortization	8,876	133,861
General and administrative	700,435	119,610
	709,311	253,471

(Loss) before other expenses	(569,762)	(253,471)

Other income (expenses)
Loss on disposal of equipment	(12,516)	-
Change in fair value of derivative liability	4,160,792	-
Gain on conversion of debt to stock	40,749	-
Loss on conversion of preferred shares	(20,375)	-
Interest expense	(45,919)	(379)
	4,122,732	(379)

Income / (loss) before income taxes	3,552,970	(253,850)

Income taxes	-	-

Net income / (loss)	$3,552,970	$(253,850)

Net income / (loss) per share Basic	$0.01	$(0.00)

Net income / (loss) per share Diluted	$0.01	$(0.00)

Weighted average shares Basic	335,037,991	272,838,022

Weighted average shares Diluted	638,827,910	420,632,665

See accompanying notes to the condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Comprehensive Income / (Loss)

For The Three Months Ended March 31, 2013 and 2012

(Unaudited)

	March 31,
	2013	2012

Net income / (loss)	$3,552,970	$(253,850)

Other comprehensive income / (loss), net of tax:
Foreign currency translation	$97,928	$-

Comprehensive income / (loss)	$3,650,898	$(253,850)

See accompanying notes to the condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Cash Flows

For The Quarter Ended March 31, 2013 and 2012

	March 31,
	2013	2012
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$3,552,970	$(253,850)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,876	133,861
Loss on conversion of preferred shares	20,375	-
Loss on disposal of vehicles	12,516	-
(Gain)/loss on conversion of debt to stock	(40,749)	-
Change in fair value of derivative liability	(4,160,792)	-
Share based compensation	214,286	-
Changes in operating assets and liabilities:
Accounts receivable	6,848	-
Inventories	(96,781)	-
Other assets	(19,917)	-
Prepaid expenses	(48,505)	-
Accounts payable and accrued expenses	(1,275)	44,736
Deferred revenue	12,354	-
Net cash used in operating activities	(539,794)	(75,253)

INVESTING ACTIVITIES:
Proceeds from disposal of vehicles	28,093	-
Proceeds from disposal of investment	11,329	-
Purchase of property and equipment	(181,749)	-
Net cash provided by investing activities	(142,327)	-

FINANCING ACTIVITIES:
Increase in advances payable	75,000	40,310
Advances from related party	418,638	-
Proceeds from notes payable	36,520	49,000
Payments to notes payable	(4,861)
Net cash provided by financing activities	525,297	89,310

Effect of change in exchange rate on cash	107,495	-

Net (decrease) / increase in cash	(49,330)	14,057

CASH AT BEGINNING PERIOD	87,325	906
CASH AT END OF PERIOD	$37,995	$14,963

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Share based compensation	$214,286	$-
Common shares issued in exchange for preferred shares	$7,883,630	$-
Common shares issued to settle liabilities	$-	$430,689
Preferred shares issued to settle debt	$180,188	$-

See accompanying notes to the condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Additionally, pursuant to the Liberty Agreement, we issued to GAC Automotive Services, Inc., a Nevada corporation and one of our wholly-owned subsidiaries (“GAC Auto”) Ten Million (10,000,000) shares of Series B Convertible Preferred Stock (the “Series B Shares”).  The issuance of the Series B shares to GAC Auto is not part of the purchase price of the LEC Entities and is not compensation to the LEC Entities or LEC Shareholders, but is reserved for issuance to certain entities that LEC and/or LEC2 have been in negotiations with at the time of execution of the Liberty Agreement if those entities and/or assets are purchased by us or our subsidiaries.  The determination as to when and if to transfer the Series B Shares from GAC Auto to a selling party must be approved by our Board of Directors.  To date, all of the Series B Shares are still held by GAC Auto.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS (continued)

Liberty Transaction (continued)

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

Newport Coachworks Transaction

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000. As discussed below GACR will issue to Mr. Read up to all of the GACR Additional Shares, which shares will either be kept in escrow and distributed, or kept in treasury and issued, to Mr. Read within ten (10) days of the end of each calendar quarter pro rata with the number of Qualified Purchase Orders received by NCWI for the applicable calendar quarter (the “NCWI Transaction”).  The determination as to whether the shares will be issued and held in escrow or kept in treasury will be determined by the Parties in good faith and has not been determined to date. The GACR Shares, if all issued, currently represent approximately 7.6% of our outstanding common stock.  This transaction closed on October 12, 2012. The shares were not issued to NCWI as of March 31, 2013.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

The unaudited condensed interim consolidated financial statements at March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of our operating results in future periods.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The Company does not hold significant variable interests in any variable interest entities. All significant intercompany accounts and transactions have been eliminated.

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

Going Concern

Our condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of March 31, 2013, we have sustained recurring operating losses and have a stockholders’ deficit of $11,190,477. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital to fund the acquisition or to purchase an ongoing business and improving profitability of existing operations. Until such time, we anticipate our working capital needs will be funded through the issuance of debt and equity instruments. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging economic conditions. Accordingly, future estimates may differ significantly.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents as of March 31, 2013 and December 31, 2012.

Accounts receivable

Accounts receivable consists of trade receivables, which are recorded at the invoiced amount, net of taxes, allowances for doubtful accounts and prompt payment discounts. Trade receivables do not carry interest. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. Account balances are written off against the allowance when management determines the receivable is uncollectible.

Inventories

The company’s inventories are valued at cost, as determined by the first-in, first out (FIFO) method; in aggregate such valuations are not in excess of market.

Concentrations

The Company currently maintains substantially all of its cash with major financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Comprehensive Income (Loss)

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment consisting of leasehold improvements, furniture and fixtures, equipment and vehicles are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated service lives ranging from three to seven years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairment charges for the three months ended March 31, 2013 and 2012.

Derivative Instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in the fair value are recorded in the condensed consolidated statement of income under other income (expense).

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

We recognize revenues related to annual membership income and service of electric vehicles in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 605, Revenue Recognition.  Revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and services are provided. In the event that final acceptance of our product by the customer is uncertain, revenue is deferred until all acceptance criteria have been met.  In the event we have amounts billed or collected in accordance with contractual terms in advance of when the work is performed we treat these as deferred revenues.  These advance payments primarily relate to the Company's grant project and E-Care membership scheme. The current portion of deferred revenue represents the balance the Company estimates will be earned as revenue during the next fiscal year (see note 9).

Grant Income

Grant income is not recognized until a grant claim has been submitted and approved by Government representatives.

E-tech services

Revenues from consultancy services are recognized only when all services have been rendered and collectability is reasonably assured.

E-Care services

Revenues from maintenance, repair, and overhaul services are recognized only when all services have been rendered and collectability is reasonably assured.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded in operating expenses in the condensed consolidated statement of operations.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

4. ACQUISITIONS

Additionally, pursuant to the Agreement, we issued to GAC Automotive Services, Inc., a Nevada corporation and one of our wholly-owned subsidiaries (“GAC Auto”) Ten Million (10,000,000) shares of Series B Convertible Preferred Stock (the “Series B Shares”).  The issuance of the Series B shares to GAC Auto is not part of the purchase price of the LEC Entities and is not compensation to the LEC Entities or LEC Shareholders, but is reserved for issuance to certain entities that LEC and/or LEC2 have been in negotiations with at the time of execution of the Agreement if those entities and/or assets are purchased by us or our subsidiaries.  The determination as to when and if to transfer the Series B Shares from GAC Auto to a selling party must be approved by our Board of Directors.

As part of the Agreement, the Company issued 300,000 shares of restricted preferred stock to two LEC Directors as a covenant not to compete. The preferred shares are fully forfeitable in the event the Directors terminated their employment before the third year anniversary. Additionally, these preferred shares were valued at $5 per share and were recorded as part of purchase price.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACQUISITIONS (continued)

Contemporaneously with the Agreement, we entered into a Stock Purchase Agreement No.1 (the “Stock Agreement”) with First Market Services, a Nevada corporation (“FMS”), under which we may sell up to One Hundred Twenty Thousand (120,000) shares of our Series A Preferred Stock (the “Series A Shares”) for the purchase price of Five Dollars ($5) per share.  Pursuant to the Stock Agreement, FMS has the right to purchase the Series A Shares in increments of One Thousand Dollars ($1,000) with a minimum purchase of Fifty Thousand Dollars ($50,000) per month for a minimum of twelve (12) months, with Forty Thousand Dollars ($40,000) being earmarked for the LEC Entities to fund their operations and growth, and Ten Thousand Dollars ($10,000) being earmarked to fund the costs associated with the Company being a public company.

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding  ($500,000). As discussed below, GACR will issue Mr. Read up to all of the GACR Additional Shares, which shares will either be kept in escrow and distributed, or kept in treasury and issued, to Mr. Read within ten (10) days of the end of each calendar quarter pro rata with the number of Qualified Purchase Orders received by NCWI for that quarter.

The determination as to whether the shares will be issued and held in escrow or kept in treasury will be determined by the Parties in good faith and has not been determined to date.  The GACR Shares, if all issued, would currently represent approximately 7.6% of our outstanding common stock.  This transaction closed on October 12, 2012.

As noted above, we have a financing obligation to NCWI under the NCWI Agreement under which we are agreed to provide up to One Million Dollars ($1,000,000) to NCWI pursuant to the forecasted timeline set forth in the NCWI Agreement.  The total  funding  is made  up of $500,000  as the forecasted  requirement  for initiating an internal  combustion  engine  based   bus  manufacturing and  $500,000   as  the forecasted requirement for reaching pre-production stage in electric bus manufacturing. Both parties to the NCWI Agreement agreed that the funding requirements are forecasted amounts which may rise or fall according to business requirements and may be modified by the parties as needed.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following: as of March 31, 2013 and December 31, 2012:

Accounts Receivables	March 31, 2013	December 31. 2012
Trade receivables	$109,586	$113,429
Grant monies receivable	$46,955	$49,960
	$156,541	$163,389

6. INVENTORIES

Inventories consist of raw materials and work In progress. These pertain to the Bus production in the NCWI facility. The company’s inventories are valued at cost, as determined by the first-in, first out (FIFO) method; in aggregate such valuations are not in excess of market. and consisted of the following  as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31. 2012
Raw materials	$6,936	$-
Work in progress	89,845	-
	$96,781	$-

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following: as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Leasehold improvements	$9,539	$10,149
Furniture and fixtures	7,930	8,086
Equipment	280,344	111,973
Computer hardware and software	37,779	32,963
Vehicles	26,706	92,938
	362,298	256,109
Less accumulated depreciation	(75,534)	(92,044)

	$286,764	$164,065

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. PROPERTY AND EQUIPMENT (continued)

Our property and equipment in 2013 are located equally in terms of value in California and in the United Kingdom (the “UK”). The UK assets are acquired as part of LEC Entities acquisition (see Note 4). For the three months ended March 31, 2013 and March 31 2012, depreciation expense was $8,876 and $660, respectively.

8. INTANGIBLE ASSETS

Intangible assets consist of the following and were mainly related to the LEC acquisition:

	March 31, 2013		December 31, 2012
Go License		$500,000		$500,000
Crash test homologation costs		228,912		228,912
Liberty acquired technology		619,462		619,462
Assembled workforce		689,000		689,000
Trade name and website		45,000		45,000
Non-compete agreement		1,500,000		1,500,000
		3,582,374		3,582,374
Less amortization and impairment		(3,582,374)		(3,582,374)

	$	−	$	−

Amortization expense was $0 for the three months ended March 31, 2013 and $133,201 for the three months ended March 31, 2012. Additionally, the Company impaired the remaining basis in the intangibles during the year ended December 31, 2012 as management revised its sales forecast for the product which impaired the goodwill as of December 31, 2012.

9. DEFERRED REVENUE

Deferred revenue consists of the following: as of March 31, 2013 and December 31, 2012:

Deferred Revenues	March 31, 2013	December 31. 2012
Deferred Grant Income	$307,079	$307,226
Deferred membership fees	$123,707	$114,956
Payment on account – Newport Coachworks	$3,750	$-
	$434,536	$422,182

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. SHARE LIABILITY ON PURCHASE OF NCWI

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder. As at March 31, 2013 the initial payment of 5 million ordinary shares has not been made.

11. FUNDS RECEIVED FROM FMS NOT CONVERTED INTO PREFERENCE SHARES

During the year 2011 and through December 21, 2011, the Company borrowed a total of $1,139,670 (including accrued interest) from FMS under the Agreement., all advances were supported individually by a Convertible Preferred Note (“CPN”), the notes bore interest at 18% per annum and were convertible into the Company’s common stock at the rate of 0.05 limited to a ceiling of 4.99% of total outstanding shares on date of conversion.

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

The Company has received advances during the three months ended March 31, 2013 in the amount of $418,639. These advances were made directly from the major shareholder.  These advances are due upon demand and do not bear any interest.  The Company converted $180,188 of the advances in the first quarter of 2013 to 21,841 shares of the Company’s preferred stock at $8.25 per share. At March 31, 2013 $358,552 had not been converted into preference shares.

12. SUMS DUE TO GLOBAL MARKET ADVISORS

On July 19, 2010, we entered into an Advisory Agreement (the “Advisory Agreement’) with Global Market Advisors, Inc., a Nevada corporation (“GMAI”).  Under the Advisory Agreement, GMAI was retained by us to assist with a variety of services, including, but not limited to, assisting us with our filings as a public company, making the public aware of us and our business, and provide general advice to our management in order to execute our business plan and strategy.  In exchange for the services we agreed to compensate GMAI and at March 31, 2013 advisory fees of $104,100 have been accrued.

13. SUMS DUE TO GLOBAL TRADE FINANCE

On January 1, 2012 the Company made and entered into a credit facility with Global Trade Finance (“GTF”) to provide credit up to $250,000.  The Company had drawn down $79,000 of the facility through the second quarter of 2012.  The effective rate of interest is 8% on the facility, and the facility was to be secured by 5,000,000 shares of Green Auto common stock, and the advances made to the Company under the credit facility were not reduced to Convertible Notes.  The facility was to be due January 1, 2013, or up to twenty four months if demand for repayment is not made, however, effective June 30, 2012, the $79,000 was converted into 1,500,000 shares of Green Auto common stock. The Company recorded $4,000 gain on settlement of debt. The Company also borrowed another $25,000 on this facility that it still owes under the same terms listed above.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. NOTES PAYABLE, NET OF DISCOUNTS

Notes Payable	March 31, 2013	December 31, 2012

N Eckert - £116,625 Note Payable, 12% interest, due upon the company raising in excess of £500,000 on OTCBB market, unsecured	$177,142	$188,478

R Knight £38,500 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$58,478	$62,220

P Beitl £52,540 (2012: £37,983) Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$79,803	$61,384

R Mcwaters – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$37,973	$40,403

D Voss – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$37,973	$40,403

M Elson – £20,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$30,376	$32,322

N Jones £10,053 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$15,270	$16,247

I Hobday – £3,525 Note payable, Nil interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$5,354	$5,697

P Lilley £700 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$1,064	$1,131
	$443,433	$448,284
Debt Discount	$(31,888)	$(63,777)
	$411,545	$384,507

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. NOTE PAYABLE, NET OF DISCOUNTS (Continued)

As part of the acquisition of Liberty Electric described in Note 4 above, the Company had $625,195 in notes payable.  Most of these notes are non-interest bearing and due upon demand. Four notes with a total amount of $211,240 were converted into 1,004,180 shares of GACR common stock.  One note in the amount of $5,354 has an interest rate of nil% and is due to a related party.  The balance due on the other notes at March 31, 2013 is $408,601 and at December 31, 2012 $5,697 was owed to a related party and the remaining notes totaled $378,810.

15. STOCK INCENTIVE PLAN

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

There were 4,000,000 unvested stock options as of March 31, 2013 and December 31, 2012. The Company granted 18,000,000 and 1,000,000 stock options during the years ended December 31, 2012 and 2011, respectively. No options were granted during the three months ended March 31, 2013 The Company also did not record any stock option expense for the quarters ended March 31, 2013 and 2012.

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

	March 31, 2013		December 31, 2012
Expected Volatility	88%		88%
Expected dividends	−	%	−	%
Expected terms (in years)	3		3
Risk-free rate	0.36%		0.36%
Forfeiture rate	−	%	−	%

A summary of option activity as of March 31, 2013 and December 31, 2012, and changes during the periods then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2011	4,000,000	$0.002	1.41	$191,500
Granted	18,000,000	0.42	2.90	−
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−
Outstanding at December 31, 2012	22,000,000	$0.34	2.44	$191,500
Exercisable at December 31, 2012	18,000,000	$0.42	3.00	$ −

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. STOCK INCENTIVE PLAN (continued)

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 2013	22,000,000	$0.34	2.44	$191,500
Granted	−	−	−	−
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−
Outstanding at March 31,2013	22,000,000	$0.34	2.19	$191,500
Exercisable at March 31,2013	18,000,000	$0.42	2.75	$ −

16. STOCKHOLDERS’ DEFICIT

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

On July 23, 2012 and in relation with the LEC Acquisition (Note 4), the Company issued 300,000 shares of restricted preferred stock to two LEC Directors as a covenant not to compete. The preferred shares are fully forfeitable in the event the Directors terminated their employment or violated the non-compete provision before the third year anniversary. Additionally, these preferred shares were valued at $5 per share and were recorded as part of the purchase price.

On or about September 29, 2012, The Company issued an additional 30,000 CPS to FMS to settle $150,000 of advances owed to FMS (see Note 4) at a conversion rate of $5 per CPS.

On or about December 26, 2012, The Company issued an additional 53,680 CPS to FMS for cash at a price of $5 per CPS.

On or about December 26, 2012, The Company issued an additional 12,121 CPS to FMS for cash at a price of $8.5 per CPS.

On or about February 15, 2013 FMS converted 62,500 Pref A shares in to 20,437,331 shares of our common stock.

On or about March 6, 2013, The Company issued an additional 21,841 CPS to FMS for cash at a price of $8.5 per CPS in settlement of $180,188 advances from related party.

The CPS is convertible into Company’s common stock in accordance with the following formula (limited to 16.667% of the then issued and outstanding common stock):

No. of common shares to be issued upon conversion of CPS =

No. of common stock outstanding on date of conversion fully diluted x (0.000001 x No. of preferred stock outstanding at date of conversion).

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.  STOCKHOLDERS’ DEFICIT (continued)

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the CPS, the conversion feature is classified as derivative liabilities and recorded at fair value.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company initially recognized the fair value of the embedded conversion feature of the CPS on date of issuance and was charged to operations. On March 31, 2013, the Company recorded a mark-to-market adjustment based on the fair value of the derivative liability on that date which resulted in a gain of $4,514,214. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.18, a conversion price of  $0.157, expected volatility of 104%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.16%. As of March 31, 2013, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 55,840,782 common shares.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$8,871,335	$8,871,335

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at March 31, 2013:

Balance at January 1, 2013	$21,248,804
Derivative liability related to LEC debt conversion feature	(40,749)
Derivative liability related to preferred stock conversion feature	(7,863,255)
Change in Value of Historic Derivatives	(4,160,792)
Balance at March 31, 2013	$9,184,008

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock (Continued)

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

On or about February 15, 2013 FMS converted 62,500 Pref A shares in to 20,437,331 shares of our common stock.

On or about February 15, 2013, we issued 375,000 shares of our common stock to Kodiak Capital Group LLC worth $150,000 as part of the Kodiak Funding Agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

On or about February 15, 2013, we issued 160,715 shares of our common stock to Colin Manners (part of Kodiak Capital Group LLC) worth $64,286 as part of the Kodiak Funding Agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

On March 18, 2013, the Company entered into a funding agreement for up to $3 million with Kodiak Capital Group LLC , a Newport Beach-based institutional investor. The Company has agreed to file a registration statement with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to Kodiak under the terms of the common stock purchase agreement. After the SEC has declared the registration statement related to the transaction effective, the Company has the right at its sole discretion over a period of one year to sell up $3 million of its common stock to Kodiak under the terms set forth in the agreement. Proceeds from this transaction will be used to fund the Company’s business development and for general corporate purposes.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17. INCOME TAXES

Our provisions for income taxes for the three months ended March 31, 2013 and for the three months ended March 31, 2012 , respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

	2013	2012
Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$1,243,540	$86,309
Change in valuation allowance	(1,243,540)	(86,309)
Total deferred tax provision	$-	$-

Deferred tax assets for the three months ended March 31, 2013 and year ended December 31, 2012 consisted of the following:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$11,371,461	$12,615,000

Valuation allowance	(11,371,461)	(12,615,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Transactions such as planned future sales of our common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $12,615,000 in NOL at December 31, 2012 that will begin to expire in 2030 for federal and state purposes and could be limited for use under IRC Section 382.  We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382.

A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the three months ended March 31, 2013 and year ended December 31, 2012 is as follows:

	3 month ended and Year ended December 31,
	2013		2012
Federal income tax rate at 35%	$3,522,970	35.0%	$(86,309)	34.0%
State income tax, net of federal benefit	-	-%	-	-%
Change in valuation allowance	(3,522,970)	(35.0)%	86,309	(34.0)%

Benefit for income taxes	$-	-%	$-	-%

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17. INCOME TAXES (Continued)

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

18. CONTINGENCIES

Our predecessor, Go Green USA, LLC (“Go Green”) was a defendant, along with other defendants in a civil action filed in Marshall County, West Virginia by Glen Dale Motor Co. and Tomsic Motor Co, Civil Action no. 11-C-104 H. This undefended and previously unknown action resulted in a default judgment order in the amount of $3,717,615 with interest accruing at 7% per annum from and after February 13, 2012. There is no active effort to enforce this action against Go Green and we believe there are numerous defenses to the asserted judgment and any such enforcement effort. Moreover, the existence of the liability pre-existed our acquisition of Go Green and its existence was not disclosed as a part of the acquisition.

Management has not accrued for this event in the financial statements as its not determinable whether the Company is liable for this as Steve Wells is no longer with the Company. The Company expects that if they are served that the expected loss could be between zero to $3,717,615.

19. SUBSEQUENT EVENTS

On January 31, 2013, the Company signed a binding agreement to buy UK-based electric vehicle distributor Going Green Limited (www.goingreen.co.uk). Trading under the brand name, “GoinGreen”, it has sold over 1400 of the highly successful G-Wiz electric vehicles, making it one of Europe’s largest single retailers of electric vehicles.  Going Green Ltd was founded in 2002 and in the early days, set itself the mission to minimize the effects of climate change by encouraging carbon-neutral motoring.   The company pioneered electric vehicles in the UK with the G-Wiz, an electric vehicle designed in California and manufactured in India by the Indo-Reva Electric Car Company, making London the capital of the electric vehicle (EV). The deal was completed on April 1, 2013 when 1,562,498 shares of GACR common stock was exchanged for 100% of the issued and outstanding securities of Going Green Limited (an England and Wales private limited company).

On April 15, 2013, the Company’s subsidiary, Newport Coachworks Inc. (NCI), delivered the first of the 432 buses ordered from its major customer Don Brown Bus Sales Inc.

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

The following week the Court held a Hearing with all parties to settle on  a form of order for the permanent injunction requested by GACR, or allow the GACR Transfer Agent to re-issue the TBG Shares in the name of Cede & Co. (effectively allowing the TBG Shares to be sold as “Free-Trading” shares in the public market): the Court decided to let the Temporary Restraining  Order stand,  which served to prevent Action Stock Transfer from re-issuing the TBG Shares in the name of Cede & Co. but left open for additional briefing and consideration the issue of whether the amount of the bond for the injunction should be increased to the difference between the  current estimated free market value of the TBG Shares ($250,000 give or take) and the value on the day of the Courts decision. The Court determined that the possible loss to TBG, if it was decided that the TBG Shares should not have been held by the GACR Transfer Agent and re-legended, was $50,000 and ordered GACR to post a $50,000 Bond., which we posted.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19. SUBSEQUENT EVENTS (continued)

However, on May 9, 2013 the Court issued its Memorandum Decision and Order in favor of GACR placing a Permanent Injunction on the re-issuance of the TBG Shares without a Rule 144 Legend until such shares were eligible under Rule 144 for the removal of the restrictive Legend, which is on or about December 24, 2013. As a result, GACR’s Bond will be canceled and, while TBG has the right to appeal the Memorandum Decision and Order.  In management’s view it is more likely than not that TBG will not do so and, failing an appeal by TBG, GACR is released from the terms of the Utah TRO as to the restriction on issuance of additional shares to meet pre-TRO agreements and other agreements to which we are a party which require the issuance of additional shares of our stock. See attached Memorandum Decision and Order.

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Green Automotive Company for the period ended March 31, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

Summary of Results of Operations

	Three Months Ended March 31,
	2013	2012
Revenue	$218,396	$-
Cost of goods sold	78,847	-

Operating expenses:
General and administrative	700,435	119,610
Amortization and depreciation	8,876	133,861
Total operating expenses	709,311	253,471

Operating income	(569,762)	(253,471)

Other Income (Expenses)
(Loss) Gain on disposal of fixed assets	(12,516)	-
Change in fair value of derivative liability	4,160,792	-
Gain / (loss) on conversion of debt to stock	40,749	-
Loss in conversion of preferred shares	20,375	-
Interest expense	(45,919)	(379)

Net income (loss)	$3,552,970	$(253,850)

Operating Loss; Net Income (Loss)

We had net income of $3,552,970 for the three months ended March 31, 2013, compared to a net loss of ($253,850) for the three months ended March 31, 2012.  However, this difference was largely a result of non-cash change in fair value of derivative liabilities primarily related to convertible preferred stock outstanding, and, as a result, our net income of $3,552,970 is not indicative of the results of our operations and should not be viewed as an indicator of our future results.  Our management believes our operating loss of ($569,762) for the three months ended March 31, 2013, compared to our operating loss of $253,471 for the three months ended March 31, 2012, is a more accurate indicator of our current results, and more in line with what are future quarters will look like until we are successful in generating revenue from our operations.

Revenue

Our revenue from the three months ended March 31, 2013 was $218,396 compared to $0 for the three months ended March 31, 2012.  All of our revenue was derived from the operations of our subsidiary, Liberty Electric Cars Ltd.  This revenue was the result of E-tech consulting work and E-care servicing work.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2013 were $78,847, compared to $0 for the same period one year ago.  Since we did not have any revenues for the three months ended March 31, 2012, we did not have any cost of goods sold for that period.  The cost of goods sold for the three months ended March 31, 2013 all related to the revenues generated from LEC.  Since the revenues from LEC primarily related to the provisions of workshop servicing or consultancy services our cost of goods sold were a low percentage of revenue.  As Newport Coachworks starts to manufacture and sell vehicles, we anticipate our cost of goods sold as a percentage of revenue will greatly increase due to the manufacturing costs related to the bus production being conducted by Newport Coachworks.

General and Administrative Expenses

General and administrative expenses increased by $580,825, to $700,435 for the three months ended March 31, 2013, from $119,610 for the three months ended March 31, 2012, primarily due to the inclusion now of expenses related to Liberty Electric Cars subsidiary, the inclusion of $214,286 of stock based compensation expense and start-up costs associated with our Newport Coachworks subsidiary.

Depreciation and Amortization

Our expenses related to depreciation and amortization were $8,876 for the three months ended March 31, 2013, compared to $133,861 for the three months ended March 31, 2012.  The decrease was attributable to certain assets, mainly the long-lived assets of Green Automotive Company, becoming fully amortized.

Change in Fair Value of Derivative Liability

During the three months ended March 31, 2013, we had a change in fair value of derivative liability of $4,160,792 mainly related to the issuance of the Series A Preferred Stock and Liberty’s convertible notes, compared to $0 for the three months ended March 31, 2012.

Interest Expense; Net

Interest expense, net increased to $45,919 for the three months ended March 31, 2013, compared to $379 for the three months ended March 31, 2012.  In the three months ended March 31, 2013 our interest expenses includes interest on its notes payable and credit facilities drawn in order to meet its capital and operating requirements.

Loss on Conversion of Preferred Shares

During the three months ended March 31, 2013, we had loss in conversion of preferred shares of $20,375, due to the conversion of some shares of our Series A Preferred Stock in to shares of our common stock during the quarter, compared to $0 for three months ended March 31, 2012.

Liquidity and Capital Resources for Three Months Ended March 31, 2013 and 2012

Introduction

During the three months ended March 31, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of March 31, 2013 was $37,995 and our monthly cash flow burn rate is approximately $60,000, excluding professional fees and consultants on an as needed basis.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2013 compared to December 31, 2012, respectively, are as follows:

	March 31, 2013	December 31, 2012	Change

Cash	$37,995	$87,325	$49,330
Total Current Assets	397,328	299,632	97,696
Total Assets	684,092	463,697	220,395
Total Current Liabilities	11,463,024	23,198,670	(11,735,646)
Total Liabilities	$11,874,569	$23,583,177	$(11,708,608)

Our total assets increased by $220,395 as of March 31, 2013 compared to December 31, 2012. The increase in total assets was primarily attributed to increase in inventory and assets in our Newport Coachworks subsidiary as it ramps up production of buses.

Our current liabilities decreased by $11,735,646, as of March 31, 2013 as compared to December 31, 2012.  A large portion of this decrease was due to a decrease in derivative liability of $12,064,796 between the two periods, which is the result of the mark-to-market adjustments for the convertible instruments.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of March 31, 2013 of $37,995 and $87,325 on December 31, 2012.  Based on our revenues, cash on hand and current monthly burn rate, around $60,000, excluding professional fees and consultants on an as needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash (used) by operating activities of $(539,794) for the three months ended March 31, 2013, as compared to $(75,253) for the three months ended March 31, 2012.  For the period in 2013, the net cash used in operating activities consisted primarily of our net income of $3,552,970, adjusted by the change in fair value of derivative liability of ($4,160,792), share based compensation of $214,286, depreciation and amortization of $8,876, gain on conversion of debt to stock of ($40,749), loss on conversion of preferred shares of $20,375, and gain on disposal of assets of $12,516, plus changes in: inventories of ($96,781), prepaid expenses of ($48,505), other assets of ($19,917), accounts payable and accrued expenses of ($1,275), accounts receivable of $6,848, and deferred revenue of $12,354.

Investments

We had net cash provided by investing activities of ($142,327) for the three months ended March 31, 2013 compared to $0 for the three months ended March 31, 2012.  In the three months ended March 31, 2013 the net cash provided by investing activities related mainly to purchase of property and equipment of ($181,749), offset by proceeds from disposal of vehicles of $28,093, and proceeds from disposal of investment of $11,329.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2013 was $525,297, compared to $89,310 for the three months ended March 31, 2012.  For the period in 2013, our financing activities consisted of $418,638 in advances from a related party, $75,000 in increases in advances payable, $36,250 from proceeds from notes payable, and ($4,861) from payments to notes payable.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4

Controls and Procedures

(a)

Evaluation of Disclosure Controls Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of March 31, 2013, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by limited personnel, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

Insufficient corporate governance policies. We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Failure to properly account for our revenue and assets.  We do not have formal procedures in place to regularly review our revenue recognition and impairment of long-lived assets.  As a result, in the past, we did not originally correctly record our revenue and test the impairments of long-lived assets, which caused us to have a high number of audit adjustments proposed by our independent auditor.  If we did not adjust these errors based on the proposals by our independent auditor the magnitude of the resulting misstatements in our financial statements could reasonably be expected to have been material.  As a result, we are currently looking to hire additional personnel with U.S. GAAP experience to assist in the preparation of our financial statements.

These control deficiencies could result in a material misstatement to our interim or annual financial statements that possibly would not be prevented or detected.

When we are financially able, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next assessment of the effectiveness of our internal control over financial reporting.

(c)

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)

Officer’s Certifications

Appearing as an exhibit to this quarterly report on Form 10-Q are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1

Legal Proceedings

Our predecessor, Go Green USA, LLC (“Go Green”) was a party defendant, along with other defendants in a civil action filed in Marshall County, West Virginia by Glen Dale Motor Co. and Tomsic Motor Co, Civil Action No. 11-C-104 H.  This undefended and previously unknown action resulted in a default judgment and related judgment order in the amount of $3,717,615 with interest accruing at 7% per annum from and after February 13, 2012.  There is no active effort to enforce this action against Go Green and we believe there are numerous defenses to the asserted judgment and any such enforcement effort.  Moreover, the existence of the liability pre-existed our acquisition of Go Green and its existence was not disclosed as a part of the acquisition. Management has not accrued for this event in the financial statements as its not determinable whether we are liable for this case as Steve Wells is no longer with the company. We expect that if we are properly served and are a proper party to the litigation that the expected loss could be zero to $3,717,615.

On March 22, 2013, we filed an Ex Parte Motion For Temporary Restraining Order against The Barclay Group, one of our shareholders, in the Utah District Court in Salt Lake City, Utah, entitled Green Automotive Company v. The Barclay Group, Inc., et al., Third Judicial District, Salt Lake County, Utah, Case No. 130902103 (the “Utah TRO”) requesting the Court to order GACR’s Transfer Agent to put a Rule 144 Legend on two (2) certificates (representing 1,000,000 shares of GACR Common Stock - the “TBG Shares”) which had been submitted by TBG to MTG Trading (a registered NASD Broker-Dealer) for deposit in “street name” in its brokerage account for future sale into the public market. After a brief hearing on March 22, 2013, the Court, decided there was sufficient evidence presented by GACR to justify a Temporary Restraining Order, and granted GACR's motion.

The following week, on March 27, 2013, the Court held a Hearing with all parties to settle on a form of order for the preliminary injunction requested by GACR, or allow GACR’s Transfer Agent to re-issue the TBG Shares in the name of Cede & Co. (effectively allowing the TBG Shares to be sold as “Free-Trading” shares in the public market).  At the hearing the Court decided to let the Temporary Restraining Order stand, which served to prevent GACR’s transfer agent from re-issuing the TBG Shares “free-trading” in the name of Cede & Co. but left open for additional briefing and consideration the issue of whether the amount of the bond for the injunction should be increased to the difference between the current estimated free market value of the TBG Shares (approximately $250,000) and the value on the day of the Court’s decision. The Court determined that the possible loss to TBG, if it was decided that the TBG Shares should not have been held by GACR’s Transfer Agent and re-legended, was $50,000 and ordered GACR to post a $50,000 bond, which we posted.

On May 9, 2013, the Court issued its Memorandum Decision and Order in favor of GACR request for a Preliminary Injunction to prohibit GACR’s transfer agent from re-issuing TBG Shares without a Rule 144 restrictive legend until such shares were eligible under Rule 144 for the removal of the restrictive legend, which current eligibility is on or about December 24, 2013.  As a result, GACR’s Bond will be canceled.  TBG has the right to appeal the Memorandum Decision and Order.  Additionally, as a result of a subsequent hearing on May 16, 2013, the Court released us from the terms of the Utah TRO which placed restrictions on our ability to issue new shares, so we can now meet pre-TRO agreements and other agreements to which we are a party that require the issuance of shares of our stock.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A

Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, we issued the following unregistered securities:

On or about February 15, 2013, we received a request from First Market Services to convert 62,500 shares of our Series A Convertible Preferred Stock into shares of our common stock.  Pursuant to the Certificate of Designation for our Series A Preferred Stock, our management calculated the number of shares of our common stock to be issued upon the conversion of 62,500 shares of our Series A Convertible Preferred Stock to be 20,437,331 shares, a figure that First Market Services confirmed.  As a result, on February 15, 2013, we issued 20,437,331 shares of our common stock to First Market Services.  The shares contained a standard Rule 144 restrictive legend.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

On March 14, 2013, we entered into an Investment Agreement (the "Agreement") with Kodiak Capital Group, LLC ("Kodiak") in order to establish a source of funding for the company.  Under the Agreement, Kodiak will provide us with up to $3,000,000 of funding.  Pursuant to the Agreement, on February 15, 2013, we issued a total of 535,715 shares of our common stock, with 375,000 shares issued in the name of Kodiak and 160,715 shares issued in the name of Colin Manners, a principal of Kodiak, per Kodiak’s instruction.  The shares contained a standard Rule 144 restrictive legend.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

On October 29, 2012, Liberty Electric Cars Ltd., our wholly-owned subsidiary (“LEC”), entered into a Purchase and Management Agreement with Metroelectric PLC (“Metroelectric”), under which LEC purchased a 30% ownership interest in Powabyke EV Limited (“Powabyke”) from Metroelectric in exchange for 1,050,000 shares of our common stock.   As a result of the Temporary Restraining Order that was put in place under the Barclay Group litigation detailed above these shares have not been issued, but will be shortly now that the order has been lifted.  The shares contained a standard Rule 144 restrictive legend.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

On January 23, 2013, we entered into a Settlement Agreement and General Release by and between us, LEC, on the one hand, and Gary Spaniak (“Spaniak”) and Ron Davis (“Davis”), respectively (the “Settlement Agreements”), under which we and LEC agreed with Spaniak and Davis to settle issues between them related to LEC’s agreement with OicCo Acquisition I Inc., a Delaware corporation (“OicCo”), in exchange for One Million Five Hundred Thousand (1,500,000) shares of our common stock.  As a result of the Temporary Restraining Order that was put in place under the Barclay Group litigation detailed above these shares have not been issued, but will be shortly now that the order has been lifted.  The shares contained a standard Rule 144 restrictive legend.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investors were either accredited or sophisticated and familiar with our operations.

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

ITEM 3

Defaults Upon Senior Securities

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 4

Mine Safety Disclosures

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 5

Other Information

On March 14, 2013, we entered into an Investment Agreement (the "Agreement") with Kodiak Capital Group, LLC ("Kodiak") in order to establish a source of funding for the company.

Under the Agreement, Kodiak will provide us with up to $3,000,000 of funding.  During the term of the Agreement, we may request an investment from Kodiak by delivering a “put notice” to Kodiak notifying Kodiak of our intent to sell shares of our common stock to Kodiak in exchange for a purchase price.  The purchase price for the common stock identified in the put notice is equal to eighty percent (80%) of the lowest closing bid price of our common stock in the five (5) trading days after the put notice.  Once the shares have been determined under a put notice and have been delivered to Kodiak, then Kodiak will be obligated to purchase the shares for the purchase price. We are under no obligation to submit any put notices under the Agreement.  Kodiak is only obligated to purchase the shares if a Registration Statement registering the shares has been declared effective by the Securities and Exchange Commission.

There is no minimum amount we can request in a put notice at any one time.  The maximum amount we can request in a put notice at any one time is the full $3,000,000.  Notwithstanding the above, in no event shall Kodiak be required to purchase shares if, when  added to the number of shares of our common stock beneficially owned by Kodiak at that time, it would cause Kodiak to own more than 4.99% of our outstanding common stock.

The Agreement will be terminated:

•

When Kodiak has purchased $3,000,000 of our common stock under the Agreement;

•

Twelve months after a Registration Statement registering the  shares under the Agreement becomes effective with the Securities and Exchange Commission; or

•

Upon written notice by us to Kodiak.

The Agreement may be terminated:

•

In the  event  that  either  party  commits a  material  breach of the Agreement; or

•

Either party becomes insolvent.

In connection with the Agreement, we:

•

Issued Kodiak 535,715 shares of our common stock, restricted in accordance with Rule 144; and

•

Paid Kodiak $15,000 as a document preparation fee.

Pursuant to the Agreement  each of the parties will  indemnify one another and the respective  party's  shareholders,  officers,  directors,  employees and agents  from and  against  any  actions  arising from the other party's  breach of the Agreement.

ITEM 6

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Automotive Company a Nevada corporation

Dated: May 28, 2013		/s/ Fred Luke
	By:	Fred Luke
	Its:	President