Form 10-K/A
period 2012-12-31
Green Automotive Co
filed 2013-07-10
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

First Amended

Form 10-K/A

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

Green Automotive Company

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2012 for the purpose of restating our audited consolidated financial statements for the years ended December 31, 2012 and 2011, to correct inaccuracies in our consolidated financial statements caused by management incorrectly applying a 16.667% limitation to the conversion terms of our Series A Convertible Preferred Stock.  The conversion terms of our Series A Preferred Stock do not contain any limitation on their conversion.  As a result of incorrectly applying the limitation, we understated the derivative liability and other income/expense – change in value in derivative liability.  Please refer to Note 14 of the Notes to the audited consolidated financial statements.  This amendment does not otherwise change or update the disclosures set forth in our Annual Report on Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the 10-K Report.

ii

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

For the years ended December 31, 2012 and 2011, we had net losses of $84,574,954 and $7,285,231, respectively. Due to our operating losses, we did not generate positive operating cash flows during these periods. Our cash on hand as of December 31, 2012 was $87,325 and our monthly cash flow burn rate is approximately $48,000, excluding professional fees and consultants on an as needed basis. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

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

Due to its experience in EV technologies and in servicing EVs, LEC recently re-signed its agreement with Navistar, Inc., a large U.S. truck manufacturer, for the on-going support of electric vehicles run by its key clients in Europe.  LEC will continue to take care of all warranty support when required by these customers, all of whom run fleets of electric commercial vehicles across Europe.  Navistar’s customers include major companies such as FedEx, UPS and Veolia, who are using the first “ground up”1 electric trucks known as the “Modec”2 that were launched some 4 years ago for the purpose of making pollution free deliveries in urban areas.  Navistar represented approximately 93% of LEC’s revenue from July 23, 2012 (the date we closed the acquisition with LEC) and December 31, 2012.

1 "Ground-up" refers to vehicles that were initially designed and built as electric vehicles as opposed to the conversion of an existing vehicle that has an internal combustion engine converted to run with an electric motor.

2 “Modec” is the name of the Navistar “ground-up” electric truck in Europe. It is known by the name E-Star in the United States of America.

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

As a result of the NCWI Transaction, through our wholly-owned subsidiary, NCWI, we are involved in bus and limousine manufacturing.  NCWI’s new manufacturing facility is based in California where it should have the capacity to produce in excess of 500 buses annually.1  Currently, NCWI has two employees and ten independent contractors it is utilizing for current bus manufacturing.  As the manufacturing increases additional personnel will be required, which NCWI believes it will be able to hire from funds provided by Green Automotive Company and/or from the sales of its manufactured buses.  As personnel are needed on a more full time basis, NCWI eventually plans to hire such personnel as employees and not as independent contractors.  NCWI is run by its President, Carter Read, who has over 29 years of experience in bus and limo manufacturing, and ran Tiffany Coachworks as its President for 23 years.  During this time he developed over 9 models of buses ranging from 11500 lb GVW to 33000 lb GVW.  Due to the this experience, although NCWI is a newly formed entity, it was able to sign a definitive distribution agreement for the manufacturing of buses over a two year period with Don Brown Bus Sales, Inc., one of North America’s leading bus distributors. NCWI should begin delivering units to Don Brown Bus Sales, Inc. in the Spring of 2013.  Under the agreement, NCWI will provide a range of diesel and CNG-powered buses in the 12,500lb GVW to 33,000lb GVW range to customers of Don Brown Bus Sales, Inc.  As a newly-formed entity, NCWI’s current plan of operation is to manufacture buses for Don Brown Bus Sales, Inc., under its agreement with Don Brown Bus Sales, utilizing the funding to be provided by First Market Services under NCWI’s agreement until sufficient cash flow is generated from the sales to Don Brown.  As noted above, through December 31, 2012, NCWI had received approximately $125,000 in funding, has identified a new manufacturing facility and is currently in the process of manufacturing buses.  In this early stage of development any decrease in its funding could cause NCWI to not be able to meet its manufacturing obligations for Don Brown Bus Sales, Inc. under the agreement, which would be very detrimental to its business.  NCWI currently forecasts the need for an additional $250,000 prior to being able to complete its first buses for Don Brown and we believe we will be able to raise this money through First Market Services as they are contractually bound to provide this or through the sales of securities to other third parties.  NCWI currently projects the primary milestones to be achieved between now and the delivery of its first bus to Don Brown Bus Sales are as follows: (1) manufacture the molds for F550 and Freightliner based buses, (2) purchase five Axis CNC machines for milling and cutting 3-dimensional parts, (3) purchase of spray booth and oven for the painting of finished buses to the highest standard, (4) development and deployment of injection molding technique for panel production, (5) creation of a sewing department with the necessary skilled staff and equipment to complete interiors for Limo buses, (6) achieving highway certification for completed buses.

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

1 The manufacturing facility currently leased by NCWI for manufacturing and assembling buses is approximately 20,000 sq. ft.  NCWI also has a glass shop approximately 2 miles away from the primary manufacturing facility, which manufactures fiberglass parts, (side panels, front cap, back cap, roof, etc..) along with vacuformed components, (window panels, headliners etc.).  The primary facility has six 20' x 18' ground level doors.  Based on Mr. Read’s experience, with proper tooling and jigs NCWI can manufacture over 500 buses per year based on the size of the current facilities.

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

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have a limited operating history.  We may not successfully address these risks and uncertainties or successfully market our existing and new products.  If we fail to do so, it could materially harm our business and impair the value of our common stock.  Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate.  To date we have limited revenues, all from our wholly-owned subsidiary, LEC, and currently our future revenues are dependent upon our ability to develop and market our EV plans and operations.  For the year ended December 31, 2012, we incurred a net loss of $84,547,954 and had cash on hand of $87,325, while our monthly cash flow burn rate was approximately $48,000, excluding professional fees and consultants on an as needed basis.  As a result, we have significant short term cash needs. These needs are currently being satisfied through proceeds from the sales of our securities and the issuance of debt instruments.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.  As a result, if we are not successful in continuing to raise money from the sale of our securities, we likely would not be able to continue as a going concern.  Unanticipated problems, expenses, and delays are frequently encountered in establishing a presence in the EV market.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing.  The failure by us to address satisfactorily any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations.  No assurance can be given that we can or will ever operate profitably.

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

Results of Operations for the Years Ended December 31, 2012 and 2011

Summary of Results of Operations

	Years Ended December 31,
	2012	2011
Revenue	$320,648	$-
Cost of goods sold	75,379	-

Operating expenses:
General and administrative	5,182,241	1,174,931
Research and development	6,229	-
Amortization and depreciation	324,172	325,220
Total operating expenses	5,512,642	1,500,151

Operating loss	(5,267,373)	(1,500,151)

Other Income (Expenses)
(Loss) Gain on disposal of fixed assets	(11,113)	9,784
Change in fair value of derivative liability	(74,243,141)	-
Loss on Settlement of debt	-	(5,731,806)
Impairment of assets	(4,502,984)	-
Interest expense	(112,792)	(63,058)
Other (expense)	(410,552)	-

Net loss	$(84,547,954)	$(7,285,231)

Operating Loss; Net Loss

Our net loss increased by $77,262,723 to $84,547,954 from $7,285,231, for the year ended December 31, 2012 compared to December 31, 2011. The increase in net loss compared to the prior year period is primarily a result of non-cash charge due to the change in fair value of derivative liabilities primarily related to convertible preferred stock outstanding. These changes are detailed below.

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

Change in Fair Value of Derivative Liability

During the year ended December 31, 2012, we had a change in fair value of derivative liability of $74,243,141 mainly related to the issuance of the Series A Preferred Stock and Liberty’s convertible notes, compared to $5,731,806 for the year ended December 31, 2011.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2012 compared to December 31, 2011, respectively, are as follows:

	December 31, 2012	December 31, 2011	Change

Cash	$87,325	$906	$86,419
Total Current Assets	299,632	300,695	(1,063)
Total Assets	463,697	639,661	(175,964)
Total Current Liabilities	81,682,542	6,349,315	75,333,227
Total Liabilities	$82,067,049	$6,349,315	$75,717,734

Our total assets decreased by $175,964 as of December 31, 2012 compared to December 31, 2011. The decrease in total assets was primarily attributed to the impairment of our intangibles in 2012.

Our current liabilities increased by $75,333,227, as of December 31, 2012 as compared to December 31, 2011. A large portion of this increase was due to derivative liability of $74,000,870 that is the result of issuance of convertible preferred stock and convertible debt and the mark-to-market adjustments at year end.

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

Sources and Uses of Cash

Operations

We had net cash (used) by operating activities of $(543,924) for the year ended December 31, 2012, as compared to $(12,979) for the year ended December 31, 2011.  For the period in 2012, the net cash used in operating activities consisted primarily of our net (loss) of ($84,547,954), adjusted by the change in fair value of derivative liability of $74,243,141, share based compensation of $3,266,541, depreciation and amortization of $324,172, issuance of shares for services $550,000, impairment of assets of $4,502,984, and changes in other assets of $454,585, accounts payable and accrued expenses of $216,471, notes receivable of $67,418, deferred revenue of $239,200 and due to related party of $322,592, and changes in accounts receivable of ($163,389).

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	2012	2013	2014	2015	2016	Total
Debt obligations (including Interest)	$384,507	$36,193	$-	$-	$-	$420,700
Service contracts	$273,735	$520,830	$520,830	$520,830	$36,000	$1,872,225
Operating leases	$13,391	$112,964	$126,530	$128,924	$131,318	$513,127
	$671,633	$669,987	$647,360	$649,754	$167,318	$2,806,052

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

Corporate Governance

As of December 31, 2012, Green Automotive Company’s Board of Directors consisted of Mr. Fred Luke, Mr. Alan Rothman, Mr. Ian Hobday, Mr. Darren West and Mr. Nick Hewson. Mr. Hewson qualifies as “independent” as the term is used in NASDAQ rule 5605(a)(2).

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

Green Automotive Company

Dated: July 9, 2013		/s/ Fred Luke
	By:	Fred Luke
President (Principal Executive Officer) and a Director

Dated: July 9, 2013		/s/ Darren West
	By:	Darren West
Chief Financial Officer (Principal Accounting Officer) and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 9, 2013		/s/ Fred Luke
	By:	Fred Luke
President and a Director

Dated: July 9, 2013		/s/ Darren West
	By:	Darren West
Chief Financial Officer and a Director

/s/ Ian Hobday
Dated: July 9, 2013	By:	Ian Hobday
Director

/s/ Alan Rothman
Dated: July 9, 2013	By:	Alan Rothman
Secretary and a Director

/s/ Andrew Hewson
Dated: July 9, 2013	By:	Andrew Hewson
Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Green Automotive Company

We have audited the accompanying consolidated balance sheets of Green Automotive Company and its subsidiaries (collectively the “Company”), as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Automotive Company and its subsidiaries, as of December 31, 2012 and 2011 and the results of their operations, their cash flows for years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the consolidated financial statements, the 2012 and 2011 consolidated financial statements have been restated to correct a misstatement.

/s/ Anton & Chia, LLP

Newport Beach, California

May 16, 2013, except for Note 14, as to which the date is June 27, 2013.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Balance Sheets

December 31, 2012 and 2011

(As Restated)

	December 31,	December 31,
	2012	2011
Current Assets
Cash	$87,325	$906
Accounts receivable	163,389	-
Inventory and supplies	-	263,489
Notes receivable	11,329	-
Other	37,589	36,300
Total Current Assets	299,632	300,695

Property and equipment, net	164,065	7,699

Other Assets
Investment in licenses, net	-	331,267
Total Assets	$463,697	$639,661

Current Liabilities
Accounts payable and accrued expenses	$872,086	$165,445
Due to-related parties	-	452,064
Deferred revenue	422,182	-
Credit facility and other advances	73,916	-
Derivative liability	79,732,676	5,731,806
Shares owed to Carter Read on purchase of NCI	250,000	-
Funds received from FMS not converted into Preference Shares	120,102	-
Sums due to Global market Advisors	104,100	-
Value added Taxes owed	39,944	-
Sums due to Equity Market D	25,000	-
Lease creditor	15,062	-
Sundry creditors	27,474	-
Total Current Liabilities	81,682,542	6,349,315

Long-term Liabilities
Notes payable, net of current maturities	384,507	-
Total Long-term Liabilities	384,507	-
Total Liabilities	82,067,049	6,349,315

Contingencies	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares and 1 share authorized at December 31, 2012 and 2011, respectively, $.001 par value, 895,801 and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively.	896	500
Preferred stock, Class B Convertible Preferred Stock 10,000,000 shares and 1 share authorized at December 31, 2012 and 2011, respectively, $.001 par value, 10,000,000 and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively.	10,000	-
Common stock, 900,000,000 shares authorized $.001 par value, 329,551,468 and 272,750,110 shares issued and outstanding at December 31, 2012 and 2011, respectively	324,551	272,750
Additional paid-in capital	12,700,403	3,997,036
Accumulated other comprehensive loss	(111,307)	-
Accumulated deficit	(94,527,894)	(9,979,940)
Total Stockholder's Deficit	(81,603,352)	(5,709,654)
Total Liabilities and Stockholders' Deficit	$463,697	$639,661

The accompanying notes are an integral part of the consolidated financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statements of Operations

For The Years Ended December 31, 2012 and 2011

(As Restated)

	December 31,
	2012	2011
Revenues	$320,648	$-

Cost of Goods Sold	75,379	-

Gross Profit	245,269	-

Operating Expenses
Depreciation and amortization	324,172	325,220
Research and development	6,229	-
General and administrative	5,182,241	1,174,931
	5,512,642	1,500,151

Loss before other expenses	(5,267,373)	(1,500,151)

Other Income/Expenses
Gain or (Loss) on disposal of equipment assets	(11,113)	9,784
Change in fair value of derivative liability	(74,243,141)	-
Loss on settlement of debt	-	(5,731,806)
Impairment of assets	(4,502,984)	-
Other expense	(410,552)	-
Interest expense	(112,792)	(63,058)
	(79,280,582)	(5,785,080)

Loss before income taxes	(84,547,954)	(7,285,231)

Income taxes	-	-

Net Loss	$(84,547,954)	$(7,285,231)

Loss per share	$(0.29)	$(0.03)

Weighted average shares	296,039,071	272,380,247

The accompanying notes are an integral part of the consolidated financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statements of Comprehensive Loss

For The Years Ended December 31, 2012 and 2011

(As Restated)

	December 31,
	2012	2011
Net Loss	$(84,547,954)	$(7,285,231)

Other Comprehensive Loss, net of tax:
Foreign currency translation	$(111,307)	$-

Comprehensive Loss	$(84,659,262)	$(7,285,231)

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(As Restated)

									Accumulated
	Preferred Stock		Preferred Stock				Additional		Other	Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity/(Deficit)
Balance-January 1, 2011	1	-	-	-	271,750,110	$271,750	$2,742,586	$(2,694,709)	$	$319,627

Issuance of preferred stock to settle debt	500,000	500					1,205,450			1,205,950

Cancellation of share	(1)	-								-

Issuance of stock for cash					1,000.000	1,000	49,000			50,000

Net (loss) for the year ended 31st December 2011								(7,285,231)		(7,285,231)

Balance-January 1, 2012	500,000	$500			$272,750,110	$272,750	$3,997,036	$(9,979,940)	$-	$(5,709,654)

Stock based compensation	-	-			-	-	3,266,541	-	-	3,266,541

Conversion of debt for common stock	-	-			10,809,180	10,809	932,707	-	-	943,516

Issuance of stock for Liberty acquisition	300,000	300			39,742,178	39,742	3,447,067	-	-	3,487,109

Issuance of common stock for compensation	-	-			1,250,000	1,250	548,750	-	-	550,000

Issuance of preferred stock for cash	65,801	66			-	-	368,332	-	-	368,398

Issuance of preferred stock to settle debt	30,000	30					149,970			150,000

Issuance of preferred stock to Subsidiary			10,000,000	10,000			(10,000)			-

Total other comprehensive loss, net of tax	-	-			-	-	-	-	(111,307)	(111,307)

Net (loss)	-	-	-	-	-	-	-	(84,547,954)	-	(84,547,954)

Balance- December 31 2012	895,801	$896	10,000,000	$10,000	324,551,468	$324,551	$12,700,403	$(94,527,894)	$(111,307)	$(81,603,352)

The accompanying notes are an integral part of the consolidated financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2012 and 2011

(As Restated)

	December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(84,547,954)	$(7,285,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,172	325,220
Gain/(loss) on disposal of assets	-	(9,784)
Issuance of shares for services	550,000	40,000
Gain/(loss) on conversion of debt	(19,684)	-
Impairment of assets	4,502,984	-
Change in fair value of derivative liability	74,243,141	-
Loss on settlement of debt	-	5,731,806
Share based compensation	3,266,541	-
Changes in assets and liabilities:
Accounts receivable	(163,389)	-
Inventories	-	(192,889)
Other assets	454,585	(61,200)
Prepaid expenses	-	(36,300)
Accounts payable and accrued expenses	216,471	58,138
Deferred revenue	239,200	-
Due to related party	322,592	1,417,261
Other liabilities	67,418
Net cash (used in) operating activities	(543,924)	(12,979)

INVESTING ACTIVITIES:
Disposal of vehicle	14,660	-
Cash received on acquisition	149,497	-
Purchase of property and equipment	15,330	-
Net cash provided by investing activities	179,487	-

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	368,398	-
Proceeds from issuance of common stock	-	10,000
Borrowings on line of credit, net	167,978	-
Payments on long-term debt, net	(84,886)	-
Proceeds from notes payable	399,202	-
Payments to notes payable	(288,529)	-
Net cash provided by financing activities	562,163	10,000

Effect of change in exchange rate on cash	(111,307)

Net Increase (decrease) in cash	197,726	(2,979)

CASH AT BEGINNING PERIOD	906	3,885
CASH AT END OF PERIOD	$87,325	$906

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued to settle liabilities	$943,516	$-
Common shares issued for services	$-	$-
Common shares issued in relation to acquisition	$1,987,109	$-
Preferred shares issued in relation to acquisition	$1,500,000	$-
Preferred shares issued to settle debt	$150,000	$1,205,950
Preferred shares issued to subsidiary	$10,000	$-

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

Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of December 31, 2012, we have sustained recurring losses totaling $84,547,954 and have a stockholders’ deficit of $94,527,894. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital to fund the acquisition or to purchase an ongoing business and improving profitability of existing operations. Until such time, we anticipate our working capital needs will be funded through the issuance of debt and equity instruments. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 21, 2011, the Company and FMS entered into the Settlement & Conversion Agreement (“SCA”) whereby the parties agreed that FMS should forgive all amounts owed from the Company under the agreement including the accrued interest as documented under the individual CPN for a total of $1,139,670 in consideration the Company issued to FMS 500,000 shares of the Company’s restricted no par value Series A Convertible Preferred Stock (“CPS”) (see Note 10). The CPS is convertible into Company’s common stock in accordance with the following formula:

No. of common shares to be issued upon conversion of CPS =

No. of common stock outstanding on date of conversion x 0.000001 x No. of shares of preferred stock being converted.

The Company recorded a loss on settlement of the convertible notes of $5,731,806 and was recorded in the 2011 consolidated statement of operations.

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

10. EQUITY (As Restated)

Convertible Preferred Stock and Derivative Liability

On December 21, 2011, the Company and FMS entered into the Settlement & Conversion Agreement (“SCA”) whereby the parties agreed that FMS should forgive all amounts owed from the Company under the agreement including the accrued interest as documented under the individual convertible promissory notes for a total of $1,205,950 in consideration the Company issued to FMS 500,000 shares of the Company’s restricted no par value Series A Convertible Preferred Stock (“CPS”).

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

The CPS is convertible into Company’s common stock in accordance with the following formula:

No. of common shares to be issued upon conversion of CPS =

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY (As Restated) (Continued)

No. of common stock outstanding on date of conversion x 0.000001 x No. of shares of preferred stock being converted.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the CPS, the conversion feature is classified as derivative liabilities and recorded at fair value.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company initially recognized the fair value of the embedded conversion feature of the CPS on date of issuance and was charged to operations. On December 31, 2012, the Company recorded a mark-to-market adjustment based on the fair value of the derivative liability on that date which resulted in a charge of $74,243,141 to operations. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.42, a conversion price of $0.029, expected volatility of 106%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.16%. As of December 31, 2012, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 193,368,089 common shares.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2012 and 2011.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$79,732,676	$79,732,676

The following table summarizes the derivative liabilities included in the consolidated balance sheet at December 31, 2012 and 2011:

Balance at December 31, 2010	-
Derivative liability on settlement of debt	5,731,806
Balance at December 31, 2011	$5,731,806
Derivative liability related to LEC debt conversion feature	133,872
Derivative liability related to preferred stock conversion feature	73,866,998
Balance at December 31, 2012	$79,732,676

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

11. INCOME TAXES

Our provisions for income taxes for the years ended December 31, 2012 and 2011, respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

	2012	2011
Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(84,547,954)	$(7,285,231)
Change in valuation allowance	84,547,954	7,285,231
Total deferred tax provision	$-	$-

Deferred tax assets at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$29,591,783	$2,549,831

Valuation allowance	(29,591,783)	(2,549,831)

Net deferred tax assets	$-	$-

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

	Years ended December 31,
	2012		2011
Federal income tax rate at 35%	$(29,591,783)	35.0%	$(2,549,831)	35.0%
State income tax, net of federal benefit	-	-%	-	-%
Change in valuation allowance	29,591,783	(35.0)%	2,549,831	(35.0)%

Benefit for income taxes	$-	-%	$-	-%

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

NOTE 14 - RESTATEMENT

The Black Scholes calculation for Derivative Transactions relating to the Series A Convertible Preferred Stock incorrectly assumed that there was a 16.667% restriction in the number of common shares that the preferred shares could be converted into. This had the effect of understating the cost of the transactions in 2011 and 2012 and understating the liability.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Consolidated Balance Sheet

December 31, 2012

	Balance Sheets
	as at December 31, 2012
	December 31,	Adjustments	Restated
Current Assets
Total Assets	$463,697	$-	$463,697

Current Liabilities
Accounts payable and accrued expenses	872,086	-	872,086
Due to related parties	-	-	-
Deferred revenue	422,182	-	422,182
Current portion of notes payable	-	-	-
Credit facility and other advances	73,916	-	73,916
Derivative liability	21,248,804	58,483,872	79,732,676
Shares owed to Carter Read on purchase of NCI	250,000	-	250,000
Funds received from FMS not converted into Preference Shares	120,102	-	120,102
Sums due to Global market Advisors	104,100	-	104,100
Value added Taxes owed	39,944	-	39,944
Sums due to Equity Market D	25,000	-	25,000
Lease creditor	15,062	-	15,062
Sundry Creditors	27,474	-	27,474
Total Current Liabilities	23,198,670	58,483,872	81,682,542
Total Long-term Liabilities	384,507	-	384,507
Total Liabilities	23,583,177	58,483,872	82,067,049

Contingencies	-	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares and 1 share authorized at March 31, 2013 and December 31, 2012, respectively, $.001 par value, 855,142 and 895,801 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	896	-	896
Preferred stock, Class B Convertible Preferred Stock 10,000,000 shares authorized at March 31, 2013 and December 31, 2012 respectively, $.001 par value, 10,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	10,000	-	10,000
Common stock, 900,000,000 shares authorized $.001 par value, 345,524,514 and 324,551,468 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	324,551	-	324,551
Additional paid-in capital	12,700,403	-	12,700,403
Accumulated other comprehensive loss	(111,307)	-	(111,307)
Accumulated deficit	(36,044,022)	(58,483,872)	(94,527,894)
Total Stockholder's Deficit	(23,119,480)	(58,483,872)	(81,603,352)
Total Liabilities and Stockholders' Deficit	$463,697	$-	$463,697

Accumulated deficit
Opening 2012	(5,621,179)	(4,358,761)	(9,979,940)
Comprehensive Loss for 2012	(30,422,843)	(54,125,111)	(84,547,954)
Closing	(36,044,022)	(58,483,872)	(94,527,894)

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Consolidated Statements of Operations

For The Year Ended December 31, 2012

	Year ended December 31, 2012
	As Reported	Adjustments	Restated
Revenues	$320,648	$-	$320,648

Costs of goods sold	75,379	-	75,379

Gross profit	245,269	-	245,269

Operating expenses
Depreciation and amortization	324,172	-	324,172
Research and development	6,229	-	6,229
General and administrative	5,182,241	-	5,182,241
	5,512,642	-	5,512,642

Loss before other expenses	(5,267,373)	-	(5,267,373)

Other income (expenses)
Loss on disposal of equipment	(11,113)	-	(11,113)
Change in fair value of derivative liability	(20,118,030)	(54,125,111)	(74,243,141)
Impairment of assets	(4,502,984)	-	(4,502,984)
Other income (expense)	(410,552)	-	(410,552)
Interest expense	(112,792)	-	(112,792)
	(25,155,471)	(54,125,111)	(79,280,582)

Profit / (loss) before income taxes	(30,422,843)	(54,125,111)	(84,547,954)

Income taxes	-	-	-
			-
Net income / (loss)	$(30,422,843)	$(54,125,111)	$(84,547,954)

Net income / (loss) per share Basic	$(0.10)		$(0.29)

Weighted average shares	301,108,508	5,068,807	296,039,701

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restatement Consolidated Statements of Cash Flows

For The Year Ended December 31, 2012

	Year ended December 31, 2012
	As Reported	Adjustments	Restated
OPERATING ACTIVITIES:
Net loss	$(30,422,843)	$(54,125,111)	$(84,547,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,172	-	324,172
Issuance of shares for services	550,000	-	550,000
Gain/(loss) on conversion of debt to stock	(19,684)	-	(19,684)
Impairment of assets	4,502,984	-	4,502,984
Change in fair value of derivative liability	20,118,030	54,125,111	74,243,141
Share based compensation	3,266,541	-	3,266,541
Accounts receivable	(163,389)	-	(163,389)
Other Assets	454,585	-	454,585
Prepaid expenses	-	-	-
Accounts payable and accrued expenses	216,471	-	216,471
Deferred revenue	239,200	-	239,200
Due to related party	322,592	-	322,592
Other liabilities	67,418	-	67,418
Net cash (used in) operating activities	(543,924)	(0)	(543,924)

Net cash provided by investing activities	179,487	-	179,487

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	368,398	-	368,398
Proceeds from issuance of common stock	-	-	-
Borrowings on line of credit, net	167,978	-	167,978
Payments on long-term debt, net	(84,886)	-	(84,886)
Proceeds from notes payable	399,202	-	399,202
Payments to notes payable	(288,529)	-	(288,529)
Net cash provided by financing activities	562,163	-	562,163

Effect of change in exchange rate on cash	(111,307)	-	(111,307)

Net Increase in cash	197,726	-	197,726

CASH AT BEGINNING PERIOD	906	-	906

CASH AT END OF PERIOD	$87,325	$-	$87,325

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued to settle liabilities	$943,516	$-	$943,516
Common shares issued in relation to acquisition	$1,987,109	$-	$1,987,109
Preferred shares issued in relation to acquisition	$1,500,000	$-	$1,500,000
Preferred shares issued to settle debt	$150,000	$-	$150,000
Preferred shares issued to subsidiary	$10,000	$-	$10,000

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Consolidated Balance Sheet

December 31, 2011

	Balance Sheets
	as at December 31, 2011
	December 31,	Adjustments	Restated
Total Assets	$639,661	$-	$639,661

Current Liabilities
Accounts payable and accrued expenses	165,445	-	165,445
Due to related parties	452,064	-	452,064
Derivative liability	1,373,045	4,358,761	5,731,806
Total Current Liabilities	1,990,554	4,358,761	6,349,315

Long-term Liabilities
Notes payable, net of discounts	-	-	-
Total Long-term Liabilities	-	-	-

Total Liabilities	1,990,554	4,358,761	6,349,315

Contingencies	-	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares and 1 share authorized at December 31, 2011 $.001 par value, 0 shares issued and outstanding at December 31, 2011,	500	-	500
Common stock, 900,000,000 shares authorized $.001 par value, 272,750,110 shares issued and outstanding at December 31, 2011,	272,750	-	272,750
Additional paid-in capital	3,997,036	-	3,997,036
Accumulated deficit	(5,621,179)	(4,358,761)	(9,979,940)
Total Stockholder's Deficit	(1,350,893)	(4,358,761)	(5,709,654)
Total Liabilities and Stockholders' Deficit	$639,661	$-	$639,661

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Consolidated Statements of Operations

For The Year Ended December 31, 2011

	Year ended December 31, 2011
	As Reported	Adjustments	Restated
Revenues	$-	$-	$-

Costs of goods sold	-	-	-

Gross profit	-	-	-

Operating expenses
Depreciation and amortization	325,220	-	325,220
Research and development	-	-	-
General and administrative	1,174,931	-	1,174,931
	1,500,151	-	1,500,151

Loss before other expenses	(1,500,151)	-	(1,500,151)

Other income (expenses)
Gain or (loss) on disposal of fixed assets	9,784	-	9,784
Loss on Settlement of Debt	(1,373,045)	(4,358,761)	(5,731,806)
Interest expense	(63,058)	-	(63,058)
	(1,426,319)	(4,358,761)	(5,785,080)

Profit / (loss) before income taxes	(2,926,470)	(4,358,761)	(7,285,231)

Income taxes	-	-	-
			-
Net income / (loss)	$(2,926,470)	$(4,358,761)	$(7,285,231)

Net income / (loss) per share Basic	$(0.01)		$(0.03)

Weighted average shares	272,380,247	-	272,380,247

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restatement Consolidated Statements of Cash Flows

For The Year Ended December 31, 2011

	Year ended December 31, 2011
	As Reported	Adjustments	Restated
OPERATING ACTIVITIES:
Net loss	$(2,926,470)	$(4,358,761)	$(7,285,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325,220	-	325,220
Gain/(loss) on disposal of assets	(9,784)	-	(9,784)
Issuance of shares for services	40,000	-	40,000
Loss on settlement of debt	1,373,045	4,358,761	5,731,806
Inventories	(192,889)	-	(192,889)
Other Assets	(61,200)	-	(61,200)
Prepaid expenses	(36,300)	-	(36,300)
Accounts payable and accrued expenses	58,138	-	58,138
Due to related party	1,417,261	-	1,417,261
Net cash (used in) operating activities	(12,979)	-	(12,979)

Net cash provided by investing activities	-	-	-

Net cash provided by financing activities	10,000	-	10,000

Effect of change in exchange rate on cash	-	-	-

Net Increase in cash	(2,979)	-	(2,979)

CASH AT BEGINNING PERIOD	3,885	-	3,885

CASH AT END OF PERIOD	$906	$-	$906

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Preferred shares issued to settle debt	$1,205,950	$-	$1,205,950