Form 10-Q/A
period 2013-03-31
Green Automotive Co
filed 2013-07-10
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

First Amended

Form 10-Q/A

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

GREEN AUTOMOTIVE COMPANY

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2013 for the purpose of restating our interim condensed consolidated financial statements to correct inaccuracies in our financial statements caused by management incorrectly applying a 16.667% limitation to the conversion terms of our Series A Convertible Preferred Stock.  The conversion terms of our Series A Preferred Stock do not contain any limitation on their conversion.  As a result of incorrectly applying the limitation, we incorrectly recorded the derivative liability and other income/expense in our financial statements for the period ended March 31, 2013.  Please refer to Note 20 of the Notes to the interim condensed consolidated financial statements.  This amendment does not otherwise change or update the disclosures set forth in our Quarterly Report on Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the 10-Q Report.

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

ITEM 1

Financial Statements

The unaudited condensed consolidated financial statements of registrant for the three months ended March 31, 2013 and 2012 are below.  The consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

Page
Condensed Consolidated Balance sheets – March 31, 2013 (Unaudited) and December 31, 2012	7
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	8
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	9
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	10
Notes to Condensed Consolidated Financial Statements (Unaudited)	11-36

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(As Restated)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Current Assets
Cash	$37,995	$87,325
Accounts receivable	156,541	163,389
Inventories	96,781	-
Notes receivable	-	11,329
Prepaid Expenses and deposits	63,401	14,896
Other current assets	42,610	22,693
Total Current Assets	397,328	299,632

Property and equipment, net	286,764	164,065

Total Assets	$684,092	$463,697

Current Liabilities
Accounts payable and accrued expenses	$932,603	$872,086
Deferred revenue	434,536	422,182
Credit facility and other advances	87,125	73,916
Derivative liability	33,138,133	79,732,676
Share liability on purchase of NCWI	250,000	250,000
Funds received from FMS not converted into Preference Shares	358,552	120,102
Sums due to Global Market Advisors	104,100	104,100
Accrued value added taxes	37,543	39,944
Sums due to global trade finance	25,000	25,000
Lease payable	11,347	15,062
Other payables	38,210	27,474
Total Current Liabilities	35,417,149	81,682,542

Long-term Liabilities
Notes payable, net of discounts	411,545	384,507
Total Long-term Liabilities	411,545	384,507
Total Liabilities	35,828,694	82,067,049

Contingencies	-	-

Stockholder’s Deficit
Preferred stock, Class A Convertible Preferred Stock, 100,000,000 shares and 1 share authorized at March 31, 2013 and December 31, 2012, respectively, $.001 par value, 855,142 and 895,801 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	855	896
Preferred stock, Class B Convertible Preferred Stock, 10,000,000 shares authorized at March 31, 2013 and December 31, 2012 respectively, $.001 par value, 10,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	10,000	10,000
Common stock, 900,000,000 shares authorized $.001 par value, 345,524,514 and 324,551,468 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	345,524	324,551
Additional paid-in capital	20,957,575	12,700,403
Accumulated other comprehensive loss	(13,379)	(111,307)
Accumulated deficit	(56,445,177)	(94,527,894)

Total Stockholder’s Deficit	(35,144,602)	(81,603,352)
Total Liabilities and Stockholders’ Deficit	$684,092	$463,697

See accompanying notes to the condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Operations

For The Three Months Ended March 31, 2013 and 2012

(Unaudited)

(As Restated)

	March 31,
	2013	2012
Revenues	$218,396	$-

Costs of goods sold	78,847	-

Gross profit	139,549	-

Operating expenses
Depreciation and amortization	8,876	133,861
General and administrative	700,435	119,610
	709,311	253,471

(Loss) before other expenses	(569,762)	(253,471)

Other income (expenses)
Loss on disposal of equipment	(12,516)	-
Change in fair value of derivative liability	38,690,539	(7,979)
Gain on conversion of debt to stock	40,749	-
Loss on conversion of preferred shares	(20,375)	-
Interest expense	(45,919)	(379)
	38,652,479	(8,358)

Income / (loss) before income taxes	38,082,717	(261,829)

Income taxes	-	-

Net income / (loss)	$38,082,717	$(261,829)

Net income / (loss) per share Basic	$0.11	$(0.00)

Net income / (loss) per share Diluted	$0.07	$(0.00)

Weighted average shares Basic	334,804,957	272,838,022

Weighted average shares Diluted	550,163,039	420,632,665

See accompanying notes to the condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Comprehensive Income / (Loss)

For The Three Months Ended March 31, 2013 and 2012

(Unaudited)

(As Restated)

	March 31,
	2013	2012
Net income / (loss)	$38,082,717	$(261,829)

Other comprehensive income / (loss), net of tax:
Foreign currency translation	$97,928	$-

Comprehensive income / (loss)	$38,180,645	$(261,829)

See accompanying notes to the condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Cash Flows

For The Quarter Ended March 31, 2013 and 2012

(As Restated)

	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$38,082,717	$(261,829)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,876	133,861
Loss on conversion of preferred shares	20,375	-
Loss on disposal of vehicles	12,516	-
(Gain)/loss on conversion of debt to stock	(40,749)	-
Change in fair value of derivative liability	(38,690,539)	(7,979)
Share based compensation	214,286	-
Changes in operating assets and liabilities:
Accounts receivable	6,848	-
Inventories	(96,781)	-
Other assets	(19,917)	-
Prepaid expenses	(48,505)	-
Accounts payable and accrued expenses	(1,275)	44,736
Deferred revenue	12,354	-
Net cash used in operating activities	(539,794)	(75,253)

INVESTING ACTIVITIES:
Proceeds from disposal of vehicles	28,093	-
Proceeds from disposal of investment	11,329	-
Purchase of property and equipment	(181,749)	-
Net cash provided by investing activities	(142,327)	-

FINANCING ACTIVITIES:
Increase in advances payable	75,000	40,310
Advances from related party	418,638	-
Proceeds from notes payable	36,520	49,000
Payments to notes payable	(4,861)
Net cash provided by financing activities	525,297	89,310

Effect of change in exchange rate on cash	107,495	-

Net (decrease) / increase in cash	(49,330)	14,057

CASH AT BEGINNING PERIOD	87,325	906
CASH AT END OF PERIOD	$37,995	$14,963

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Share based compensation	$214,286	$-
Common shares issued in exchange for preferred shares	$7,883,630	$-
Common shares issued to settle liabilities	$-	$430,689
Preferred shares issued to settle debt	$180,188	$-

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

Going Concern

Our condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of March 31, 2013, we have sustained recurring operating losses and have a stockholders’ deficit of $35,144,602.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital to fund the acquisition or to purchase an ongoing business and improving profitability of existing operations. Until such time, we anticipate our working capital needs will be funded through the issuance of debt and equity instruments. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 21, 2011, the Company and FMS entered into the Settlement & Conversion Agreement (“SCA”) whereby the parties agreed that FMS should forgive all amounts owed from the Company under the agreement including the accrued interest as documented under the individual CPN for a total of $1,139,670 in consideration the Company issued to FMS 500,000 shares of the Company’s restricted no par value Series A Convertible Preferred Stock (“CPS”) (see Note 10). The CPS is convertible into Company’s common stock in accordance with the following formula:

No. of common shares to be issued upon conversion of CPS =

No. of common stock outstanding on date of conversion x 0.000001 x No. of preferred shares being converted.

The Company has received advances during the three months ended March 31, 2013 in the amount of $418,639. These advances were made directly from the major shareholder. These advances are due upon demand and do not bear any interest. The Company converted $180,188 of the advances in the first quarter of 2013 to 21,841 shares of the Company’s preferred stock at $8.25 per share. At March 31, 2013 $358,552 had not been converted into preferred shares.

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

16. STOCKHOLDERS’ DEFICIT (As Restated)

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

The CPS is convertible into Company’s common stock in accordance with the following formula:

No. of common shares to be issued upon conversion of CPS =

No. of common stock outstanding on date of conversion x 0.000001 x No. of preferred stock being converted.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.  STOCKHOLDERS’ DEFICIT (As Restated) (continued)

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the CPS, the conversion feature is classified as derivative liabilities and recorded at fair value.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company initially recognized the fair value of the embedded conversion feature of the CPS on date of issuance and was charged to operations. On March 31, 2013, the Company recorded a mark-to-market adjustment based on the fair value of the derivative liability on that date which resulted in a gain of $38,690,539. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.18, a conversion price of $0.157, expected volatility of 104%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.16%. As of March 31, 2013, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 191,815,170 common shares.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$33,138,133	$33,138,133

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at March 31, 2013:

Balance at December 31, 2011	$5,731,806
Derivative liability related to LEC debt conversion feature	133,872
Derivative liability related to preferred stock conversion feature	73,866,998
Balance at January 1, 2013	$79,732,676
Derivative liability related to LEC debt conversion feature	(40,749)
Derivative liability related to preferred stock conversion feature	(7,863,255)
Change in Value of Historic Derivatives	(38,690,539)
Balance at March 31, 2013	$33,138,133

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

On March 18, 2013, the Company entered into a funding agreement for up to $3 million with Kodiak Capital Group LLC, a Newport Beach-based institutional investor. The Company has agreed to file a registration statement with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to Kodiak under the terms of the common stock purchase agreement. After the SEC has declared the registration statement related to the transaction effective, the Company has the right at its sole discretion over a period of one year to sell up $3 million of its common stock to Kodiak under the terms set forth in the agreement. Proceeds from this transaction will be used to fund the Company’s business development and for general corporate purposes.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17. INCOME TAXES

Our provisions for income taxes for the three months ended March 31, 2013 and for the three months ended March 31, 2012 , respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

	2013	2012
Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(13,328,950)	$29,591,783
Change in valuation allowance	13,328,950	(29,591,783)
Total deferred tax provision	$-	$-

Deferred tax assets for the three months ended March 31, 2013 and year ended December 31, 2012 consisted of the following:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$(38,082,717)	$84,547,954

Valuation allowance	38,082,717	(84,547,954)

Net deferred tax assets	$-	$-

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

A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the three months ended March 31, 2013 and year ended December 31, 2012 is as follows:

	3 month ended and Year ended December 31,
	2013		2012
Federal income tax rate at 35%	$13,328,950	35.0%	$(29,591,783)	35.0%
State income tax, net of federal benefit	-	-%	-	-%
Change in valuation allowance	(13,328,950)	(35.0)%	29,591,783	(35.0)%

Benefit for income taxes	$-	-%	$-	-%

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

20. RESTATEMENT

The Black Scholes calculation for Derivative Transactions relating to preferred A shares incorrectly assumed that there was a 16.667% restriction in the number of ordinary shares that they could be converted in to. This had the effect of understating the income in the Statement of Operations derived reversing change in value of historic derivatives and understating the level of Derivative liability on the balance sheet.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Condensed Consolidated Balance Sheets

March 31, 2013

	Balance Sheets
	as at March 31, 2013
	March 31,	Adjustments	Restated
	(Unaudited)
Total Current Assets	$397,328	$-	$397,328
Property and equipment, net	286,764	-	286,764

Total Assets	$684,092	$-	$684,092

Current Liabilities
Accounts payable and accrued expenses	$932,603	$-	$932,603
Deferred revenue	434,536	-	434,536
Credit facility and other advances	87,125	-	87,125
Derivative liability	9,184,008	23,954,125	33,138,133
Share liability on purchase of NCWI	250,000	-	250,000
Funds received from FMS not converted into Preference Shares	358,552	-	358,552
Sums due to Global Market Advisors	104,100	-	104,100
Accrued value added taxes	37,543	-	37,543
Sums due to global trade finance	25,000	-	25,000
Lease payable	11,347	-	11,347
Other payables	38,210	-	38,210
Total Current Liabilities	11,463,024	23,954,125	35,417,149

Total Long-term Liabilities	411,545	-	411,545
Total Liabilities	11,874,569	23,954,125	35,828,694

Contingencies	-	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares and 1 share authorized at March 31, 2013 and December 31, 2012, respectively, $.001 par value, 855,142 and 895,801 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	855	-	855
Preferred stock, Class B Convertible Preferred Stock 10,000,000 shares authorized at March 31, 2013 and December 31, 2012 respectively, $.001 par value, 10,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	10,000	-	10,000
Common stock, 900,000,000 shares authorized $.001 par value, 345,524,514 and 324,551,468 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	345,524	-	345,524
Additional paid-in capital	20,957,575	-	20,957,575
Accumulated other comprehensive loss	(13,379)	-	(13,379)
Accumulated deficit	(32,491,052)	(23,954,125)	(56,445,177)

Total Stockholder's Deficit	(11,190,477)	(23,954,125)	(35,144,602)
Total Liabilities and Stockholders' Deficit	$684,092	$-	$684,092

Accumulated deficit
Opening 2012	(36,044,022)	(58,483,872)	(94,527,894)
Comprehensive Income for 2013	3,552,970	34,529,747	38,082,717
Closing	(32,491,052)	(23,954,125)	(56,445,177)

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Condensed Consolidated Statements of Operations

For The Three Months Ended March 31, 2013

Unaudited

	3 Months ended March 31, 2013
	As Reported	Adjustments	Restated

Loss before other expenses	(569,762)	-	(569,762)

Other income (expenses)
Loss on disposal of equipment	(12,516)	-	(12,516)
Change in fair value of derivative liability	4,160,792	34,529,747	38,690,539
Gain on conversion of debt to stock	40,749	-	40,749
Loss on conversion of preferred shares	(20,375)	-	(20,375)
Interest expense	(45,919)	-	(45,919)
	4,122,732	34,529,747	38,652,479

Profit / (loss) before income taxes	3,552,970	34,529,747	38,082,717

Income taxes	-	-	-
			-
Net income / (loss)	$3,552,970	$34,529,747	$38,082,717

Net income / (loss) per share Basic	$0.01		$0.11

Net income / (loss) per share Diluted	$0.01		$0.07

Weighted average shares	335,037,991	(233,034)	334,804,957

Weighted average shares (fully diluted)	638,827,910	(88,664,871)	550,163,039

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restatement Condensed Consolidated Statements of Cash Flows

For The Quarter Ended March 31, 2013

	3 Months ended March 31, 2013
	As Reported	Adjustments	Restated
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$3,552,970	$34,529,747	$38,082,717
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,876	-	8,876
Loss on conversion of Preferred Shares	20,375	-	20,375
Loss on disposal of assets	12,516	-	12,516
(Gain)/loss on conversion of debt to stock	(40,749)	-	(40,749)
Change in fair value of derivative liability	(4,160,792)	(34,529,747)	(38,690,539)
Share based compensation	214,286	-	214,286
Changes in assets and liabilities:			-
Accounts receivable	6,848	-	6,848
Inventories	(96,781)	-	(96,781)
Other assets	(19,917)	-	(19,917)
Prepaid expenses	(48,505)	-	(48,505)
Accounts payable and accrued expenses	(1,275)	-	(1,275)
Deferred revenue	12,354	-	12,354

Net cash (used in) operating activities	(539,794)	-	(539,794)

Net cash provided by investing activities	(142,327)	-	(142,327)

Net cash provided by financing activities	525,297	-	525,297

Effect of change in exchange rate on cash	107,495	-	107,495

Net (decrease) / increase in cash	(49,330)	-	(49,330)

CASH AT BEGINNING PERIOD	87,325	-	87,325

CASH AT END OF PERIOD	$37,995	$-	$37,995

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Share based compensation	$214,286	$-	$214,286
Common shares issued in exchange for preferred shares	$7,883,630	$-	$7,883,630
Common shares issued to settle liabilities	$-	$-	$-
Preferred shares issued to settle debt	$180,188	$-	$180,188

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Condensed Consolidated Statements of Operations

For The Three Months Ended March 31, 2012

Unaudited

	3 Months ended March 31, 2012
	As Reported	Adjustments	Restated

Loss before other expenses	$(684,160)	$-	$(684,160)

Other income (expenses)
Change in fair value of derivative liability	-	(7,979)	(7,979)
Gain on conversion of debt to stock	430,689	-	430,689
Interest expense	(379)	-	(379)
	430,310	(7,979)	422,331

Profit / (loss) before income taxes	(253,850)	(7,979)	(261,829)

Income taxes	-	-	-
			-
Net income / (loss)	$(253,850)	$(7,979)	$(261,829)

Net income / (loss) per share Basic	$(0.00)		$(0.00)

Net income / (loss) per share Diluted	$(0.00)		$(0.00)

Weighted average shares	272,838,022	-	272,838,022

Weighted average shares (fully diluted)	420,632,665	-	420,632,665

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restatement Condensed Consolidated Statements of Cash Flows

For The Quarter Ended March 31, 2012

	3 Months ended March 31, 2012
	As Reported	Adjustments	Restated
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(253,850)	$(7,979)	$(261,829)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	133,861	-	133,861
(Gain)/loss on conversion of debt to stock	430,689	-	430,689
Change in fair value of derivative liability	-	7,979	7,979
Changes in assets and liabilities:
Accounts receivable	(385,953)	-	(385,953)
Net cash (used in) operating activities	(75,253)	-	(75,253)

Net cash provided by investing activities	-	-	-

Net cash provided by financing activities	89,310	-	89,310

Effect of change in exchange rate on cash	-	-	-

Net (decrease) / increase in cash	14,057	-	14,057

CASH AT BEGINNING PERIOD	906	-	906
CASH AT END OF PERIOD	$14,963	$-	$14,963

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued to settle liabilities	$430,689	$-	$430,689

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

Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

Summary of Results of Operations

	Three Months Ended March 31,
	2013	2012
Revenue	$218,396	$-
Cost of goods sold	78,847	-

Operating expenses:
General and administrative	700,435	119,610
Amortization and depreciation	8,876	133,861
Total operating expenses	709,311	253,471

Operating income	(569,762)	(253,471)

Other Income (Expenses)
(Loss) Gain on disposal of fixed assets	(12,516)	-
Change in fair value of derivative liability	38,690,539	(7,979)
Gain / (loss) on conversion of debt to stock	40,749	-
Loss in conversion of preferred shares	20,375	-
Interest expense	(45,919)	(379)

Net income (loss)	$38,082,717	$(261,829)

Operating Loss; Net Income (Loss)

We had net income of $38,082,717 for the three months ended March 31, 2013, compared to a net loss of ($261,829) for the three months ended March 31, 2012. However, this difference was largely a result of non-cash change in fair value of derivative liabilities primarily related to convertible preferred stock outstanding, and, as a result, our net income of $38,082,717 is not indicative of the results of our operations and should not be viewed as an indicator of our future results. Our management believes our operating loss of ($569,762) for the three months ended March 31, 2013, compared to our operating loss of $253,471 for the three months ended March 31, 2012, is a more accurate indicator of our current results, and more in line with what are future quarters will look like until we are successful in generating revenue from our operations.

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

Change in Fair Value of Derivative Liability

During the three months ended March 31, 2013, we had a change in fair value of derivative liability of $38,690,539 mainly related to the issuance of the Series A Preferred Stock and Liberty’s convertible notes, compared to ($7,979) for the three months ended March 31, 2012.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2013 compared to December 31, 2012, respectively, are as follows:

	March 31, 2013	December 31, 2012	Change

Cash	$37,995	$87,325	$49,330
Total Current Assets	397,328	299,632	97,696
Total Assets	684,092	463,697	220,395
Total Current Liabilities	35,417,149	81,682,542	(46,265,393)
Total Liabilities	$35,828,694	$82,067,049	$(46,238,355)

Our total assets increased by $220,395 as of March 31, 2013 compared to December 31, 2012. The increase in total assets was primarily attributed to increase in inventory and assets in our Newport Coachworks subsidiary as it ramps up production of buses.

Our current liabilities decreased by $46,265,393 as of March 31, 2013 as compared to December 31, 2012. A large portion of this decrease was due to a decrease in derivative liability of $46,594,543 between the two periods, which is the result of the mark-to-market adjustments for the convertible instruments.

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

Sources and Uses of Cash

Operations

We had net cash (used) by operating activities of $(539,794) for the three months ended March 31, 2013, as compared to $(75,253) for the three months ended March 31, 2012. For the period in 2013, the net cash used in operating activities consisted primarily of our net income of $38,082,717, adjusted by the change in fair value of derivative liability of ($38,690,539), share based compensation of $214,286, depreciation and amortization of $8,876, gain on conversion of debt to stock of ($40,749), loss on conversion of preferred shares of $20,375, and gain on disposal of assets of $12,516, plus changes in: inventories of ($96,781), prepaid expenses of ($48,505), other assets of ($19,917), accounts payable and accrued expenses of ($1,275), accounts receivable of $6,848, and deferred revenue of $12,354.

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

Green Automotive Company a Nevada corporation

Dated: July 9, 2013		/s/ Fred Luke
	By:	Fred Luke
	Its:	President