Form 10-Q
period 2013-06-30
Green Automotive Co
filed 2013-08-14
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 7, 2013, there were 399,443,848 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1

Financial Statements

The unaudited consolidated financial statements of registrant for the three months ended June 30, 2013 and 2012 are below.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)
Current Assets
Cash	$79,418	$87,325
Accounts receivable	156,293	163,389
Inventories	357,179	-
Notes receivable	-	11,329
Investment in joint ventures	335,895	-
Prepaid expenses and deposits	35,508	14,896
Other current assets	64,078	22,693
Total Current Assets	1,028,371	299,632

Property and equipment, net	530,686	164,065

Goodwill	769,890	-
Total Assets	$2,328,947	$463,697

Current Liabilities
Accounts payable and accrued expenses	$1,287,596	$872,086
Deferred revenue	500,664	422,182
Credit facility and other advances	35,692	73,916
Derivative liability	34,299,074	79,732,676
Share liability on purchase of NCWI	250,000	250,000
Funds received from FMS not converted into preferred shares	725,753	120,102
Funds received not converted into equity (net of discount)	125,833	-
Sums due to Global Market Advisors	104,100	104,100
Accrued value added taxes	109,680	39,944
Sums due to global trade finance	25,000	25,000
Lease payable	72,001	15,062
Other payables	206,866	27,474
Total Current Liabilities	37,742,259	81,682,542

Long-term Liabilities
Notes payable, net of discounts	478,160	384,507
Total Liabilities	38,220,419	82,067,049

Contingencies	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares and 1 share authorized at June 30, 2013 and December 31, 2012, respectively, $.001 par value, 855,142 and 895,801 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	855	896
Preferred stock, Class B Convertible Preferred Stock 10,000,000 shares authorized at June 30, 2013 and December 31, 2012 respectively, $.001 par value, 10,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	10,000	10,000
Common stock, 900,000,000 shares authorized $.001 par value, 351,957,905 and 324,551,468 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	351,957	324,551
Additional paid-in capital	23,219,138	12,700,402
Accumulated other comprehensive loss	(26,502)	(111,307)
Accumulated deficit	(59,446,920)	(94,527,894)
Total Stockholder's Deficit	(35,891,472)	(81,603,352)
Total Liabilities and Stockholders' Deficit	$2,328,947	$463,697

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Operations

For The Three and Six Months Ended June 30, 2013 and 2012

Unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$429,392	$-	$647,788	$-

Costs of goods sold	409,165	-	488,012	-

Gross profit	20,227	-	159,776	-

Operating expenses
Depreciation and amortization	9,206	80,005	18,082	160,010
General and administrative	1,760,751	59,114	2,461,185	178,725
	1,769,957	139,119	2,479,267	338,735

Loss before other expenses	(1,749,730)	(139,119)	(2,319,491)	(338,735)

Other income (expenses)
Loss on disposal of equipment	-	-	(12,516)	-
Change in fair value of derivative liability	(1,114,759)	(271,124)	37,616,530	(279,103)
Loss on conversion of preferred shares	-	-	(20,375)	-
Interest expense	(137,254)	(2,757)	(183,174)	(3,136)
	(1,252,013)	(273,881)	37,400,465	(282,239)

Income / (loss) before income taxes	(3,001,743)	(413,000)	35,080,974	(620,974)

Income taxes	-	-	-	-

Net income / (loss)	$(3,001,743)	$(413,000)	$35,080,974	$(620,974)

Net income / (loss) per share Basic	$(0.01)	$(0.00)	$0.10	$(0.00)

Net income / (loss) per share Diluted	$(0.00)	$(0.00)	$0.05	$(0.00)

Weighted average shares	342,209,651	272,838,022	342,209,651	272,838,022

Weighted average shares (fully diluted)	668,564,206	420,632,665	668,564,206	420,632,665

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES
(Formerly Green Automotive Company Corporation)
Condensed Consolidated Statements of Comprehensive Income / (Loss)
For The Three and Six Months Ended June 30, 2013 and 2012
Unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income / (loss)	$(3,001,743)	$(413,000)	$35,080,974	$(620,974)

Other comprehensive income / (loss), net of tax:
Foreign currency translation	(13,122)	(26,502)	84,807	-

Comprehensive income / (loss)	$(3,014,865)	$(439,502)	$35,165,781	$(620,974)

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2013 and 2012

	June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$35,080,974	$(620,974)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,082	160,010
Debt discount	46,183	-
Loss on disposal of assets	12,516	-
Shares issued for settlement of agreement	1,237,200	-
Impairment of Assets	-	72,512
Loss on conversion of preferred shares	20,375	-
Change in fair value of derivative liability	(37,616,530)	279,103
Share based compensation	214,286	-
Changes in operating assets and liabilities:
Accounts receivable	36,475
Inventories	(281,486)	-
Other assets	(2,212)	1,300
Prepaid expenses	(989)	-
Accounts payable and accrued expenses	334,198	109,297
Deferred revenue	43,499	-
Other liabilities	186,357	-
Net cash used in operating activities	(671,072)	1,248

INVESTING ACTIVITIES:
Proceeds from disposal of vehicles	28,092	-
Cash received from acquisition	14,896	-
Purchase of property and equipment	(420,224)
Net cash used in investing activities	(377,236)	-

FINANCING ACTIVITIES:
Increase in advances payable	-	-
Payments to reduce line of credit	(39,808)	-
Proceeds from notes payable	985,838	-
Net cash provided by financing activities	946,030	-

Effect of change in exchange rate on cash	94,371	-

Net (decrease) / increase in cash	(7,907)	1,248

CASH AT BEGINNING PERIOD	87,325	906
CASH AT END OF PERIOD	$79,418	$2,154

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Share based compensation	$1,451,486	$-
Common shares issued in exchange for preferred shares	$7,883,692	$-
Common shares issued to settle liabilities	$-	$475,000
Common shares issued relation to an investment in a JV	$335,895	$-
Common shares issued relation to acquisition	$565,290	$-
Preferred shares issued to converted funds owed to FMS	$180,188	$-
Preferred shares converted to ordinary	$(63)	$-

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS

We are a corporation originally organized under the laws of the State of Delaware in 1996, but re-incorporated in Nevada effective June 3, 2011.  We formerly operated under the name GANAS Corp. (“GANAS”).  Prior to November 2009, GANAS’ objective was to obtain through acquisition and/or merger transactions assets, which could benefit our shareholders.  Effective November 4, 2009, GANAS acquired Go Green USA LLC, a Nevada limited liability company organized on April 28, 2009 (“Go”), in a share exchange transaction pursuant to which newly issued shares of GANAS common stock were issued in exchange for all of the issued and outstanding membership interests of Go (the “Go Merger”).  The Go Merger resulted in GANAS issuing 1,436,202 shares of its common stock with par value $0.001 for each 1% membership interest in Go, following which GANAS changed its name to Green Automotive Company Corporation.  Effective September 30, 2011, we effected a Change of Domicile, re-incorporating in Nevada and simplifying our name to Green Automotive Company, among other things (the “Re-Incorporation”).

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

Newport Coachworks Transaction

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000. As discussed below GACR will issue to Mr. Read up to all of the GACR Additional Shares, which shares will either be kept in escrow and distributed, or kept in treasury and issued, to Mr. Read within ten (10) days of the end of each calendar quarter pro rata with the number of Qualified Purchase Orders received by NCWI for the applicable calendar quarter (the “NCWI Transaction”).  The determination as to whether the shares will be issued and held in escrow or kept in treasury will be determined by the Parties in good faith and has not been determined to date. The GACR Shares, if all issued, currently represent approximately 7.6% of our outstanding common stock.  This transaction closed on October 12, 2012. The shares were not issued to NCWI as of June 30, 2013.

Matter of Time Merger

On September 1, 2011, Green Automotive Company entered into a Stock Purchase Agreement and Escrow Agreement with Mark E. Crone (“Crone”) and Bosch Equities, L.P. (“Bosch”), under which we purchased 100% of the outstanding equity of Matter of Time I Co., a Nevada corporation (“MOT”), and extinguished a repayment obligation of MOT totalling $6,000, all in exchange for $30,000.

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

Going Green

On January 31, 2013, the Company signed a binding agreement to buy UK-based electric vehicle distributor Going Green Limited (www.goingreen.co.uk). Trading under the brand name, “GoinGreen”, it has sold over 1400 of the highly successful G-Wiz electric vehicles, making it one of Europe’s largest single retailers of electric vehicles.  Going Green Ltd was founded in 2002 and in the early days, set itself the mission to minimize the effects of climate change by encouraging carbon-neutral motoring. The company pioneered electric vehicles in the UK with the G-Wiz, an electric vehicle designed in California and manufactured in India by the Indo-Reva Electric Car Company, making London the capital of the electric vehicle (EV). The deal was completed on April 1, 2013 when 1,562,498 shares of GACR common stock was exchanged for 100% of the issued and outstanding securities of Going Green Limited (an England and Wales private limited company). Due to the temporary restraining order (“TRO”) the shares were not released by our transfer agent until June 24, 2013.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

The unaudited condensed interim consolidated financial statements at June 30, 2013 and for the three and six-month periods ended June 30, 2013 and 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of our operating results in future periods.

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

Going Concern

The Company has sustained losses since its inception on April 28, 2009. It has an accumulated deficit of $59,446,920 from inception through June 30, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with a business entity for the combination of that target company with the Company (see Note 4).

There is no assurance that the Company will ever be profitable. These unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents as of June 30, 2013 and December 31, 2012.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There are no impairment charges for the three and six months ended June 30, 2013 and 2012, respectively.

Derivative Instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in the fair value are recorded in the condensed consolidated statement of income under other income (expense).

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Refer to note 16 for details.

Fair Value Measurements

ASC 820, “ Fair Value Measurements ”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Refer to note 16 for details.

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

Revenue Recognition

We recognize revenues related to annual membership income and service of electric vehicles in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 605, Revenue Recognition .  Revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and services are provided. In the event that final acceptance of our product by the customer is uncertain, revenue is deferred until all acceptance criteria have been met.  In the event we have amounts billed or collected in accordance with contractual terms in advance of when the work is performed we treat these as deferred revenues.  These advance payments primarily relate to the Company's grant project and E-Care membership scheme. The current portion of deferred revenue represents the balance the Company estimates will be earned as revenue during the next fiscal year (see note 9).

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

Earnings per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

Other recent pronouncements issued by FASB (including its Emerging Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. ACQUISITIONS

On June 28, 2012, we entered into a Stock Exchange Agreement (the “Agreement”) with Liberty Electric Cars Ltd., an England and Wales private company limited (“LEC”), and its wholly-owned subsidiary LEC 2 Limited, an England and Wales private company limited (“LEC2” and together with LEC, the “LEC Entities”), under which our wholly-owned subsidiary, Liberty Automotive Group, Inc. (formerly GAC EV Motors Inc.), a Nevada corporation (“LAG”) agreed to purchase 100% of the issued and outstanding securities of LEC Entities in exchange for Thirty Nine Million Seven Hundred Forty Two Thousand One Hundred Seventy Eight (39,742,178) shares of our common stock held by LAG to the LEC Shareholders.  At the time these shares represented 8.19% of our outstanding voting control.  This transaction closed on July 23, 2012.

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

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed of Liberty Electric Cars Ltd. are shown below.

Cash	$149,497
Notes receivable	212,773
Other current assets	492,174
Property and equipment, net of accumulated depreciation	197,469
Intangible asset (covenant not to compete)	1,500,000
Other intangible assets	2,233,543
Total assets acquired	4,785,456

Accounts payable and accrued expenses	446,945
Deferred revenue	182,982
Notes payable	625,195
Other	43,225
Total liabilities assumed	1,298,347

Net assets acquired	$3,487,109

On January 31, 2013, the Company signed a binding agreement to buy UK-based electric vehicle distributor Going Green Limited (www.goingreen.co.uk ). Trading under the brand name, “GoinGreen”, it has sold over 1400 of the highly successful G-Wiz electric vehicles, making it one of Europe’s largest single retailers of electric vehicles.  Going Green Ltd was founded in 2002 and in the early days, set itself the mission to minimize the effects of climate change by encouraging carbon-neutral motoring. The company pioneered electric vehicles in the UK with the G-Wiz, an electric vehicle designed in California and manufactured in India by the Indo-Reva Electric Car Company, making London the capital of the electric vehicle (EV). The deal was completed in the second quarter of 2013 when 1,562,498 shares of GACR common stock was exchanged for 100% of the issued and outstanding securities of Going Green Limited (an England and Wales private limited company). Due to the TRO the shares were not released by our transfer agent until June 24, 2013.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed of Going Green Limited are shown below.

Cash	$14,896
Accounts receivable	29,379
Prepayments	19,623
Inventories	75,693
Other current assets	27,845
Property and equipment, net of accumulated depreciation	14,653
Goodwill	769,890
Total assets acquired	951,979

Credit Line	1,584
Accounts payable and accrued expenses	81,313
Deferred revenue	34,983
Income Tax payable	62,345
Other	206,464
Total liabilities assumed	386,689

Purchase Price	$565,290

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the six months ended June, 2013 and 2012 (unaudited).

	For the Six Months Ended June 30,
	2013	2012
Revenue	$831,311	$431,769
Cost of revenue	595,645	330,878
Gross profit	235,666	100,891
Depreciation and amortization	19,066	167,346
General and administrative expenses	2,578,031	351,304
Loss from operations	(2,361,431)	(417,759)
Other expense
Loss on Disposal of equipment	(12,516)	-
Change in fair value of Derivative Liability	37,616,530	(279,103)
Loss on conversion of preferred shares	(20,375)	-
Interest expense, net	(183,174)	(4,603)
Net Income (loss)	$35,039,034	$(701,465)

Net Income (loss) per share (basic)	$0.10	$(0.00)

Net Income (loss) per share (basic)	$0.05	$(0.00)

Weighted average shares outstanding (basic)	342,209,651	272,838,022

Weighted average shares outstanding (diluted)	668,564,206	420,632,665

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following: as of June 30, 2013 (unaudited) and December 31, 2012:

	June 30, 2013	December 31. 2012
Trade receivables	$109,278	$113,429
Grant monies receivable	47,015	49,960
	$156,293	$163,389

6. INVENTORIES

Inventories consist of raw materials and work In progress. These pertain to the Bus production in the NCWI facility. The Company’s inventories are valued at cost, as determined by the first-in, first out (FIFO) method; in aggregate such valuations are not in excess of market and consisted of the following  as of June 30, 2013 (unaudited) and December 31, 2012:

	June 30, 2013	December 31. 2012
Raw materials	$92,523	$-
Work in progress	264,656	-
	$357,179	$-

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following: as of June 30, 2013 (unaudited) and December 31, 2012:

	June 30, 2013	December 31, 2012
Leasehold improvements	$16,802	$10,149
Furniture and fixtures	11,582	8,086
Equipment	515,274	111,973
Computer hardware and software	101,609	32,963
Vehicles	27,268	92,938
	672,535	256,109
Less accumulated depreciation	(141,849)	(92,044)

	$530,686	$164,065

Our property and equipment in 2013 are located equally in terms of value in California and in the United Kingdom (the “UK”). The UK assets are acquired as part of the LEC Entities Going Green acquisitions (see Note 4). For the six months ended June 30, 2013 and June 30 2012, depreciation expense was $18,082 and $1,320, respectively.

8. GOODWILL & INTANGIBLE ASSETS

Intangible assets consist of the following and were mainly related to the LEC acquisition (unaudited):

	June 30, 2013	December 31, 2012
Goodwill On purchase of Going Green	$769,890	$	−
Go License	500,000		500,000
Crash test homologation costs	228,912		228,912
Liberty acquired technology	619,462		619,462
Assembled workforce	689,000		689,000
Trade name and website	45,000		45,000
Non-compete agreement	1,500,000		1,500,000
	4,352,264		3,582,374
Less amortization and impairment	(3,582,374)		(3,582,374)

	$769,890	$	−

Amortization expense was $0 for the six months ended June 30, 2013 and $158,690 for the six months ended June 30, 2012. Additionally, the Company impaired the remaining basis in the intangibles during the year ended December 31, 2012 as management revised its sales forecast for the product which impaired the goodwill as of December 31, 2012. There was no impairment of goodwill for the six months ended June 30, 2013.

9. DEFERRED REVENUE

Deferred revenue consists of the following: as of June 30, 2013 (unaudited) and December 31, 2012:

Deferred Revenues	June 30, 2013	December 31. 2012
Deferred Grant Income	$335,992	$307,226
Deferred membership fees	$164,672	$114,956
	$500,664	$422,182

10. SHARE LIABILITY ON PURCHASE OF NCWI

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder. As at June 30, 2013 the initial payment of 5 million ordinary shares has not been made.

11. FUNDS RECEIVED FROM FMS NOT CONVERTED INTO PREFERENCE SHARES

During the year 2011 and through December 21, 2011, the Company borrowed a total of $1,139,670 (including accrued interest) from FMS under the Agreement, all advances were supported individually by a Convertible Preferred Note (“CPN”), the notes bore interest at 18% per annum and were convertible into the Company’s common stock at the rate of $0.05 per share limited to a ceiling of 4.99% of total outstanding shares on date of conversion.

On December 21, 2011, the Company and FMS entered into the Settlement & Conversion Agreement (“SCA”) whereby the parties agreed that FMS should forgive all amounts owed from the Company under the agreement including the accrued interest as documented under the individual CPN for a total of $1,139,670 in consideration the Company issued to FMS 500,000 shares of the Company’s restricted no par value Series A Convertible Preferred Stock (“CPS”) (see Note 16). The CPS is convertible into Company’s common stock in accordance with the following formula:

No. of common shares to be issued upon conversion of CPS = No. of common stock outstanding on date of conversion x 0.000001 x No. of preferred shares being converted.

The Company has received advances during the six months ended June 30, 2013 in the amount of $785,839. These advances were made directly from the major shareholder. These advances are due upon demand and do not bear any interest. The Company converted $180,188 of the advances in the first quarter of 2013 to 21,841 shares of the Company’s preferred stock at $8.25 per share. At June 30, 2013 $725,753 had not been converted into preferred shares.

12. SUMS DUE TO GLOBAL MARKET ADVISORS

On July 19, 2010, we entered into an Advisory Agreement (the “Advisory Agreement’) with Global Market Advisors, Inc., a Nevada corporation (“GMAI”).  Under the Advisory Agreement, GMAI was retained by us to assist with a variety of services, including, but not limited to, assisting us with our filings as a public company, making the public aware of us and our business, and provide general advice to our management in order to execute our business plan and strategy.  In exchange for the services we agreed to compensate GMAI and at June 30, 2013 advisory fees of $104,100 have been accrued.

13. SUMS DUE TO GLOBAL TRADE FINANCE

On January 1, 2012 the Company made and entered into a credit facility with Global Trade Finance (“GTF”) to provide credit up to $250,000.  The Company had drawn down $79,000 of the facility through the second quarter of 2012.  The effective rate of interest is 8% on the facility, and the facility was to be secured by 5,000,000 shares of Green Auto common stock, and the advances made to the Company under the credit facility were not reduced to Convertible Notes. The facility was to be due January 1, 2013, or up to twenty four months if demand for repayment is not made, however, effective June 30, 2012, the $79,000 was converted into 1,500,000 shares of Green Auto common stock. The Company recorded $4,000 gain on settlement of debt. The Company also borrowed another $25,000 on this facility that it still owes under the same terms listed above as of June 30, 2013.

14. NOTES PAYABLE, NET OF DISCOUNTS

Notes Payable	June 30, 2013	December 31, 2012

N Eckert - £116,625 Note Payable, 12% interest, due upon the company raising in excess of £500,000 on OTCBB market, unsecured	$177,363	$188,478

R Knight £38,500 Note Payable, Nil Interest, when funds permit, unsecured	$58,551	$62,220

P Beitl £52,540 (2012: £37,983) Note Payable, Nil Interest, when funds permit, unsecured	$114,074	$61,383

R Mcwaters – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$38,020	$40,403

D Voss – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$38,020	$40,403

M Elson – £20,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$30,416	$32,322

N Jones £10,053 Note Payable, Nil Interest, unsecured	$15,289	$16,247

I Hobday – £3,525 Note payable, Nil interest, unsecured	$5,362	$5,697

P Lilley £700 Note Payable, Nil Interest, unsecured	$1,065	$1,131
	$478,160	$448,284
Debt Discount	$-	$(63,777)
	$478,160	$384,507

As part of the acquisition of Liberty Electric described in Note 4 above, the Company had $625,195 in notes payable. Most of these notes are non-interest bearing and due upon demand. Four notes with a total amount of $211,240 were converted into 1,004,180 shares of GACR common stock. One note in the amount of $5,361 has an interest rate of nil% and is due to a related party. The balance due on the other notes at June 30, 2013 is $478,160 and at December 31, 2012 $5,697 was owed to a related party and the remaining notes totalled $442,587.

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

There were 4,000,000 unvested stock options as of June 30, 2013 and December 31, 2012. The Company granted 18,000,000 stock options during the year ended December 31, 2012. No options were granted during the six months ended June 30, 2013. The Company also did not record any stock option expense for the quarters ended June 30, 2013 and March 31, 2013.

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

	June 30 2013		December 31, 2012
Expected Volatility	88%		88%
Expected dividends	−	%	−	%
Expected terms (in years)	3		3
Risk-free rate	0.36%		0.36%
Forfeiture rate	−	%	−	%

A summary of option activity as of June 30, 2013 and December 31, 2012, and changes during the periods then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2011	4,000,000	$0.002	1.41	$191,500
Granted	18,000,000	0.42	2.90	−
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−
Outstanding at December 31, 2012	22,000,000	$0.34	2.44	$191,500
Exercisable at December 31, 2012	18,000,000	$0.42	3.00	$ −

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 2013	22,000,000	$0.34	2.44	$191,500
Granted	−	−	−	−
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−
Outstanding at June 30, 2013	22,000,000	$0.34	2.19	$191,500
Exercisable at June 30, 2013	18,000,000	$0.42	2.75	$ −

16. STOCKHOLDERS ’ DEFICIT

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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company initially recognized the fair value of the embedded conversion feature of the CPS on date of issuance and was charged to operations. On June 30, 2013, the Company recorded a mark-to-market adjustment based on the fair value of the derivative liability on that date which resulted in a gain of $37,615,110. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.18, a conversion price of $0.157, expected volatility of 104%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.16%. As of June 30, 2013, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 304,676,416 common shares.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$34,299,074	$34,299,074

Convertible Preferred Stock and Derivative Liability (continued)

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at June 30, 2013:

Balance at December 31, 2011	$5,731,806
Derivative liability related to LEC debt conversion feature	133,872
Derivative liability related to preferred stock conversion feature	73,866,998
Balance at January 1, 2013	$79,732,676
Derivative liability related to LEC debt conversion feature	(40,749)
Derivative liability related to preferred stock conversion feature	(7,863,255)
Change in Value of Historic Derivatives	(38,690,539)
Balance at March 31, 2013	$33,138,133
Derivative liability related to LEC debt conversion feature	37,059
Derivative liability related to GACR debt conversion feature	48,453
Change in Value of Historic Derivatives	1,075,429
Balance at June 30, 2013	$34,299,074

Common Stock

During the quarter ended June 30, 2011, a third party individual purchased 1,000,000 shares of common stock for $10,000 cash. In addition, third party provided services to the Company valued at $40,000 based on market prices of those services.

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

On or about February 15, 2013 FMS converted 62,500 Preferred A shares in to 20,437,331 shares of our common stock. On or about February 15, 2013, we issued 375,000 shares of our common stock to Kodiak Capital Group LLC worth $150,000 as part of the Kodiak Funding Agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

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

On or about April 1, 2013 the Company issued 1,712,999 shares to the owners of Going Green Limited (a UK company) to acquire 100% of the business. Due to the TRO the shares were not released by our transfer agent until 24th June 2013.

On or about May 9, 2013 the Company issued 1,050,000 shares of our common stock to Metro-Electric PLC to secure a 30% investment in the Powabyke brand of Electric Bikes owned by Metro-Electric PLC.

On or about May 9, 2013 the Company issued 1,500,000 shares of our common stock each to Gary Spaniak Sr and Ron Davis to compensate them for Liberty Electric Cars Limited withdrawing from the Merger with ELCR in order to be acquired by GACR.

17. INCOME TAXES

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

We file income tax returns in the U.S. with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2013 and December 31, 2012. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

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

19. SUBSEQUENT EVENTS

On or about July 18, 2013 Carter Read was issued a total of 27 million shares of GACR common stock. 5 million of these shares pertained to the shares owed for the purchase of Newport Coachworks and the remaining 22 million shares was settlement for Mr Read obtaining purchase orders totalling 432 buses.

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Green Automotive Company for the period ended June 30, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

On February 28, 2013, we entered into an Acquisition and Stock Exchange Agreement (the “Going Green Agreement”) with Going Green Ltd., an England corporation (“GG”), under which we and LEC, our wholly-owned subsidiary, agreed to purchase 100% of the issued and outstanding securities of GG (the “GG Shares”), in exchange for the transfer of One Million Five Hundred Sixty Two Thousand Four Hundred Ninety Eight (1,562,498) shares of our common stock to the GG Shareholders.  In addition, we agreed to issue two creditors of GG an aggregate of One Hundred Fifty Thousand Five Hundred One (150,501) in full satisfaction of amounts GG owed them.  The total shares issued to the GG Shareholders and the two creditors represented less than 1% of our outstanding voting control.  The shares were issued, and the transaction closed, on June 24, 2013.  There were a total of 15 GG Shareholders and all were non-affiliates except Mr. Andrew Nicholas Hewson, who is a member of our Board of Directors.  Mr. Hewson received 602,486 shares of our common stock in the GG transactions.  As a result of this transaction, through GG, we sell a comprehensive range of electric vehicles, such as the GWiz, import and sell electric vehicles manufactured in other countries, such as the Italian imoving range of pure electric trucks, and sell electric bicycles, scooters and motorcycles.

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

Results of Operations for the Three Months Ended June 30, 2013 and June 30, 2012

Summary of Results of Operations

	Three Months Ended June 30,
	2013	2012
Revenue	$429,392	$-
Cost of goods sold	409,165	-

Operating expenses:
General and administrative	1,760,751	59,114
Amortization and depreciation	9,206	80,005
Total operating expenses	1,769,957	139,119

Operating loss	(1,749,730)	(139,119)

Other Income (Expenses)
(Loss) Gain on disposal of equipment	-	-
Change in fair value of derivative liability	(1,114,759)	(271,124)
Loss on conversion of preferred shares	-	-
Interest expense	(137,254)	(2,757)

Net loss	$(3,001,743)	$(413,000)

Operating Loss; Net Income (Loss)

We had net loss of $3,001,743 for the three months ended June 30, 2013, compared to a net loss of $413,000 for the three months ended June 30, 2012.  However, this difference was largely a result of non-cash change in fair value of derivative liabilities primarily related to convertible preferred stock outstanding, and, as a result, our net loss of $3,001,743 is not indicative of the results of our operations for the three month-period and should not be viewed as an indicator of our future results.  Our management believes our operating loss of $1,749,730 for the three months ended June 30, 2013, compared to our operating loss of $139,119 for the three months ended June 30, 2012, is a more accurate indicator of our current results, and more in line with what management believes future quarters will look like until we are successful in generating revenue from our operations.

Revenue

Our revenue from the three months ended June 30, 2013 was $429,392 compared to $0 for the three months ended June 30, 2012.  Our revenue was primarily derived from the operations of our subsidiary, Liberty Electric Cars Ltd although Newport Coachworks has now started delivering buses and revenues.  This revenue was the result of bus sales, E-tech consulting work and E-care servicing work.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2013 were $409,165, compared to $0 for the same period in 2012.  Since we did not have any revenues for the three months ended June 30, 2012, we did not have any cost of goods sold for that period.  The cost of goods sold for the three months ended June 30, 2013 primarily related to the revenues generated from LEC but now also has cost of sales from bus sales by Newport Coachworks.  Our Cost of Goods sold as a percentage of revenues increased as we now have bus cost of goods sold included.

General and Administrative Expenses

General and administrative expenses increased by $1,701,637, to $1,760,751 for the three months ended June 30, 2013, from $59,114 for the three months ended June 30, 2012, primarily due to the inclusion now of expenses related to our Liberty Electric Cars subsidiary, the inclusion of $214,286 of stock based compensation expense and $1,237,200 shares issued for settlement of agreement for the three months ended June 30, 2013.  For the six months ended June 30, 2012, we did not have expenses related to Liberty Electric Cars Limited, Newport Coachworks, Inc., and Going Green since we did not own those companies during the three months ended June 30, 2012.

Depreciation and Amortization

Our expenses related to depreciation and amortization were $9,206 for the three months ended June 30, 2013, compared to $80,005 for the three months ended June 30, 2012.  The decrease was attributable to certain assets, mainly the long-lived assets of Green Automotive Company, becoming fully amortized and fully impaired in 2012.

Change in Fair Value of Derivative Liability

During the three months ended June 30, 2013, we had a change in fair value of derivative liability of ($1,114,759) primarily related to the issuance of the Series A Preferred Stock and Liberty’s convertible notes and the change in the fair value of our common stock during the three months ended June 30, 2013, compared to ($271,124) for the three months ended June 30, 2012, all of which related to change in stock price and thus affect the calculation of the derivative liability.

Interest Expense

Interest expense increased to $137,254 for the three months ended June 30, 2013, compared to $2,757 for the three months ended June 30, 2012.  In the three months ended June 30, 2013 our interest expenses includes amortization of debt discount and interest on its notes payable and credit facilities drawn in order to meet its capital and operating requirements.

Results of Operations for the Six Months Ended June 30, 2013 and June 30, 2012

Summary of Results of Operations

	Six Months Ended June 30,
	2013	2012
Revenue	$647,788	$-
Cost of goods sold	488,012	-

Operating expenses:
General and administrative	2,461,185	178,725
Amortization and depreciation	18,082	160,010
Total operating expenses	2,479,267	338,735

Operating loss	(2,319,491)	(338,735)

Other Income (Expenses)
Loss on disposal of equipment	(12,516)	-
Change in fair value of derivative liability	37,616,530	(279,103)
Loss on conversion of preferred shares	(20,375)	-
Interest expense	(183,174)	(3,136)

Net income (loss)	$35,080,974	$(620,974)

Operating Loss; Net Income (Loss)

We had net income of $35,080,974 for the six months ended June 30, 2013, compared to a net loss of $620,974 for the six months ended June 30, 2012.  However, this difference was largely a result of non-cash change in fair value of derivative liabilities primarily related to convertible preferred stock outstanding, and, as a result, our net income of $35,080,974 is not indicative of the results of our operations and should not be viewed as an indicator of our future results.  Our management believes our operating loss of $2,319,491 for the six months ended June 30, 2013, compared to our operating loss of $338,735 for the six months ended June 30, 2012, is a more accurate indicator of our current results, and more in line with what management believes our future quarters will look like until we are successful in generating revenue from our operations.

Revenue

Our revenue from the six months ended June 30, 2013 was $647,788 compared to $0 for the six months ended June 30, 2012.  Our revenue was primarily derived from the operations of our subsidiary, Liberty Electric Cars Ltd although Newport Coachworks has now started delivering buses and revenues during the last three months.  This revenue was the result of bus sales, E-tech consulting work and E-care servicing work.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2013 were $488,012, compared to $0 for the same period one year ago.  Since we did not have any revenues for the six months ended June 30, 2012, we did not have any cost of goods sold for that period.  The cost of goods sold for the six months ended June 30, 2013 primarily related to the revenues generated from LEC but now also has cost of sales from bus sales by Newport Coachworks.  Our Cost of Goods sold as a percentage of revenues increased as we now have bus cost of goods sold included.

General and Administrative Expenses

General and administrative expenses increased by $2,282,460, to $2,461,185 for the six months ended June 30, 2013, from $178,725 for the six months ended June 30, 2012, primarily due to the inclusion of expenses related to Liberty Electric Cars subsidiary, the inclusion of $214,286 of stock based compensation expense and $1,237,200 shares issued for settlement of agreement  for the six months ended June 30, 2013.  For the six months ended June 30, 2012, we did not have expenses related to Liberty Electric Cars Limited, Newport Coachworks, Inc., and Going Green since we did not own those companies during the six months ended June 30, 2012.

Depreciation and Amortization

Our expenses related to depreciation and amortization were $18,082 for the six months ended June 30, 2013, compared to $160,010 for the six months ended June 30, 2012.  The decrease was attributable to certain assets, mainly the long-lived assets of Green Automotive Company, becoming fully amortized and fully impaired in 2012.

Change in Fair Value of Derivative Liability

During the six months ended June 30, 2013, we had a change in fair value of derivative liability of $37,616,530, primarily related to the issuance of the Series A Preferred Stock and Liberty’s convertible notes and the change in the fair value of our common stock during the six months ended June 30, 2013, compared to ($279,103) for the six months ended June 30, 2012, all of which related to change in stock price and thus affect the calculation of the derivative liability.

Interest Expense

Interest expense increased to $183,174 for the six months ended June 30, 2013, compared to $3,136 for the six months ended June 30, 2012.  In the six months ended June 30, 2013 our interest expenses includes amortization of debt discount and interest on its notes payable and credit facilities drawn in order to meet its capital and operating requirements.

Loss on Conversion of Preferred Shares

During the six months ended June 30, 2013, we had loss in conversion of preferred shares of $20,375, due to the conversion of some shares of our Series A Preferred Stock in to shares of our common stock during the quarter, compared to $0 for six months ended June 30, 2012.

Liquidity and Capital Resources for Six Months Ended June 30, 2013 and 2012

Introduction

During the six months ended June 30, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of June 30, 2013 was $79,418 and our monthly cash flow burn rate is approximately $60,000, excluding professional fees and consultants on an as needed basis.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2013 compared to December 31, 2012, respectively, are as follows:

	June 30, 2013	December 31, 2012	Change

Cash	$79,418	$87,325	$(7,907)
Total Current Assets	1,028,371	299,632	728,739
Total Assets	2,328,947	463,697	1,865,250
Total Current Liabilities	37,742,259	81,682,542	(43,940,283)
Total Liabilities	$38,220,419	$82,067,049	$(43,846,630)

Our total assets increased by $1,865,250 as of June 30, 2013 compared to December 31, 2012. The increase in total assets was primarily attributed to increase in inventory and assets of $357,179 in our Newport Coachworks subsidiary as it ramps up production of buses, and investments in joint ventures of $335,895 related to our investment in Powabyke EV Limited.

Our current liabilities decreased by $43,940,283, as of June 30, 2013 as compared to December 31, 2012.  A large portion of this decrease was due to a decrease in derivative liability of $45,433,602 between the two periods, which is the result of the mark-to-market adjustments for the convertible instruments.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of June 30, 2013 of $79,418 and $87,325 as of December 31, 2012.  Based on our revenues, cash on hand and current monthly burn rate, around $60,000, excluding professional fees and consultants on an as needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided by (used in) operating activities of ($671,072) for the six months ended June 30, 2013, as compared to $1,248 for the six months ended June 30, 2012.  For the period in 2013, the net cash used in operating activities consisted primarily of our net income of $35,080,974, adjusted by the change in fair value of derivative liability of ($37,616,530), shares issued for settlement of agreement $1,237,200, share based compensation of $214,286, depreciation and amortization of $18,082, loss on conversion of preferred shares of $20,375, and loss on disposal of assets of $12,516, plus changes in: inventories of ($281,486), prepaid expenses of ($989), other assets of ($2,212), accounts payable and accrued expenses of $334,198, accounts receivable of $36,475, deferred revenue of $43,499 and other liabilities of $186,357.  For the six months ended June 30, 2012, the net cash provided by operating activities consisted primarily of our net loss of ($620,974), adjusted by the change in fair value of derivative liability of $279,103, depreciation and amortization of $160,010, impairment of assets of $72,512, plus changes in: accounts payable and accrued expenses of $109,297 and other assets of $1,300.

Investments

We had net cash used in investing activities of $377,236 for the six months ended June 30, 2013 compared to $0 for the six months ended June 30, 2012.  In the six months ended June 30, 2013 the net cash provided by investing activities related mainly to purchase of property and equipment of ($420,224), offset by proceeds from disposal of vehicles of $28,092, and proceeds from acquisition of $14,896.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2013 was $946,030, compared to $0 for the six months ended June 30, 2012.  For the period in 2013, our financing activities consisted of $985,838 from proceeds from notes payable, offset by ($39,908) in payments to reduce line of credit.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of June 30, 2013, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c)

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, we issued the following unregistered securities:

On February 28, 2013, we entered into an Acquisition and Stock Exchange Agreement (the “Going Green Agreement”) with Going Green Ltd., an England corporation (“GG”), under which we and LEC, our wholly-owned subsidiary, agreed to purchase 100% of the issued and outstanding securities of GG (the “GG Shares”), in exchange for the transfer of One Million Five Hundred Sixty Two Thousand Four Hundred Ninety Eight (1,562,498) shares of our common stock to the GG Shareholders.  In addition, we agreed to issue two creditors of GG an aggregate of One Hundred Fifty Thousand Five Hundred One (150,501) in full satisfaction of amounts GG owed them.  The shares were issued, and the transaction closed, on June 24, 2013.  There were a total of 15 GG Shareholders and all were non-affiliates except Mr. Andrew Nicholas Hewson, who is a member of our Board of Directors.  Mr. Hewson received 602,486 shares of our common stock in the GG transactions.  All shares issued to GG shareholders and creditors contained a standard Rule 144 restrictive legend.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investors were either accredited or sophisticated and familiar with our operations.

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

ITEM 5

Other Information

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 6

Exhibits

3.1 (1)	Articles of Incorporation of Green Automotive Company, filed June 3, 2011

3.2 (1)	Articles of Merger of Green Automotive Company, filed October 19, 2011

3.3 (1)	Articles of Merger between Green Automotive Company and Matter of Time I Co., filed December 13, 2012

3.4 (1)	Amended and Restated Bylaws of Green Automotive Company

10.1 (1)	Advisory Agreement by and between Green Automotive Company and Global Market Advisors, Inc. dated July 19, 2010

10.2 (1)	Credit Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated January 1, 2012

10.3 (1)	Settlement, General Release and Conversion Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated June 30,, 2012

10.4 (1)	Assignment Agreement by an between Green Automotive Company and Investment Finance IFC Ltd. Dated January 27, 2012

10.5 (1)	Merger Agreement and Plan of Reorganization by and between Green Automotive Company and Matter of Time I Co. dated February 10, 2012 and completed December 12, 2012.

10.6 (1)	Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated June 28, 2012

10.7 (1)	Amendment No. 1 to Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated December 4, 2012

10.8 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated June 29, 2012

10.9 (1)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company and Newport Coachworks, Inc. dated October 12, 2012

10.10 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Ian Hobday dated December 4, 2012

10.11 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Darren West dated December 4, 2012

10.12 (1)	Employment Agreement by and between Newport Coachworks, Inc. and Carter Read dated October 2012

10.13 (1)	Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012

10.14 (1)	Employment Agreement with Mark Aubry dated December 17, 2012

10.15 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated November 20, 2012

10.16 (1)	Stock Purchase Agreement by and between Green Automotive Company and Mark E. Crone and Bosch Equities, LP dated September 1, 2011

10.17 (1)	Exchange Agreement by and between Green Automotive Company and Investment Finance Company IFC Limited dated June 30, 2012

10.18 (2)	Investment Agreement with Kodiak Capital Group, LLC dated March 14, 2013

10.19 (2)	Registration Rights Agreement with Kodiak Capital Group, LLC dated March 14, 2013

10.20 (3)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company, Liberty Electric Cars Ltd. and Going Green Limited dated February 28, 2013

23.1 (1)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(3)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 14, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Automotive Company a Nevada corporation

Dated: August 14, 2013		/s/ Fred Luke
	By:	Fred Luke
	Its:	President