Form 10-K/A
period 2012-12-31
Green Automotive Co
filed 2013-10-25
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Second Amended

Form 10-K/A

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-54049

GREEN AUTOMOTIVE COMPANY

(Exact name of registrant as specified in its charter)

Nevada	22-3680581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5495 Wilson Street Riverside, California	92509
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (877) 449-8842

23 Corporate Place, Suite 150

Newport Beach, California 92660

(Former address, if changed since last report)

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

Green Automotive Company

i

EXPLANATORY NOTE

On July 10, 2013, we filed an Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012 for the purpose of restating our audited consolidated financial statements for the years ended December 31, 2012 and 2011, to correct inaccuracies in our consolidated financial statements caused by management incorrectly applying a 16.667% limitation to the conversion terms of our Series A Convertible Preferred Stock, which caused us to understate the derivative liability and other income/expense – change in value in derivative liability.  Please refer to Note 14 of the notes to the audited consolidated financial statements.

We are now filing this Amendment No. 2 to our Annual Report on Form 10-K for the years ended December 31, 2012 and 2011 to further correct and clarify certain errors in our restated financial statements for the years ended December 31, 2012 and 2011.  Other than these updates, this amendment does not otherwise change or update the disclosures set forth in our Annual Report on Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the 10-K Report.

Mr. Fred Luke signed our original Annual Reports on Form 10-K for the year ended December 31, 2012, and the first Amended Annual Report on Form 10-K/A, in his then capacity as our President, which was our principal executive officer position at the time of those filings.  This filing is signed by Mr. Ian Hobday, our Chief Executive Officer, which is now our principal executive officer position.

ii

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

Following the restructuring, our business plan was modified to focus on the import and distribution of Eco-friendly vehicles and we are presently planning to bring All-Electric and other Eco-friendly vehicles into the United States market.  We are currently involved in assessing a number of All-Electric and alternate fuel vehicles including an All-Electric Intra-City and Municipal Mass Transit Bus and School Bus, for introduction to the U.S. market, to be manufactured by our subsidiary, Newport Coachworks, Inc.

For the years ended December 31, 2012 and 2011, we had net losses of $84,547,954 and $7,285,231, respectively. These losses were largely the result of non-cash charges due to the change in fair value of derivative liabilities primarily related to preferred stock outstanding. Due to our operating losses, we did not generate positive operating cash flows during these periods. Our cash on hand as of December 31, 2012 was $87,325 and our monthly cash flow burn rate is approximately $48,000, excluding professional fees and consultants on an as needed basis. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

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

We initially failed to issue the 5,000,000 shares due to an administrative oversight.  The delay was further compounded because on March 22, 2013, we filed an Ex Parte Motion For Temporary Restraining Order against The Barclay Group (“TBG”) in the Utah District Court in Salt Lake City, Utah (the “Utah TRO”). After a brief hearing on March 22, 2013, the Court, decided that we presented sufficient evidence to justify the issuance of a Temporary Restraining Order to prohibit TBG’s sale its shares of our common stock.  However, in addition to prohibiting TBG from transfer its shares of our common stock, the Judge’s Order prohibited us from issuing any shares of our common stock in order to ensure TBG was not prejudiced until final resolution of the matter.  The matter was finally resolved on May 9, 2013, and the order prohibiting us from issuing shares of our stock was lifted on May 16, 2013.  We issued the 5,000,000 shares to Mr. Read on July 18, 2013.

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

Following the Go Merger, and throughout the 2010 and 2011 fiscal years we devoted all of our resources to the homologation of the all-electric Zotye Sport Utility Vehicle (“SUV”) with the intent to import and distribute the SUV throughout the U.S. pursuant to the Zotye Agreement.  However, after taking several SUV’s through the required tests to comply with the standard safety benchmarks required by the U.S. Department of Transportation (“DOT”) and the U.S. Federal Motor Vehicle Safety Standards (“FMVSS”) to determine the safety and US marketability of the SUV, we elected to modify our business plan so as to not be dependent upon one supplier, one product and only one segment of the new all-electric automotive industry, and instead to be involved in two areas of the industry: the import, testing and distribution of foreign and domestic manufactured Eco- friendly passenger vehicles (“Passenger Vehicles”), Municipal Transit Buses, School Buses, Limousines, and Airport and Hotel Shuttle Vans (collectively, “Mass-Transit Vehicles”), and the conversion of conventional internal combustion engine driven vehicles into all-electric powered vehicles (“Conversion Vehicles”), with the medium term goal of becoming an early leader of all-electric Mass-Transit Vehicles and  Conversion Vehicles.

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

Results of Operations for the Years Ended December 31, 2012 and 2011

Restatement of 2011 and 2012 consolidated financial statements

This report contains restated consolidated financial statements for the years ended December 31, 2011 and December 31, 2012 from those as previously filed in our Annual Report on Form 10-K for the year ended December 31, 2012 originally filed on May 20, 2013 (See Note 14 to our audited consolidated financial statements). As disclosed in our Current Report on Form 8-K as filed on June 17, 2013, we determined that there were errors in our 2011 and 2012 consolidated financial statements related to The Black Scholes calculation for Derivative Transactions relating to the Series A Convertible Preferred Stock incorrectly assumed that there was a 16.667% restriction in the number of common shares that the preferred shares could be converted into. This had the effect of understating the cost of the transactions in 2011 and 2012 and understating the liability. Please see Note 14 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this report which further describes the effect of this restatement.

Summary of Results of Operations

	Years Ended December 31,
	2012	2011
Revenue	$320,648	$-
Cost of goods sold	75,379	-

Operating expenses:
General and administrative	1,915,700	1,174,931
Stock based compensation	3,266,541	-
Loss or Gain on disposal of fixed assets	11,113	(9,784)
Impairment of assets	4,502,984	-
Research and development	6,229	-
Amortization and depreciation	324,172	325,220
Total operating expenses	10,026,739	1,490,367

Operating loss	(9,781,470)	(1,490,367)

Other Income (Expenses)
Change in fair value of derivative liability	(74,243,141)	-
Loss on Settlement of debt	-	(5,731,806)
Interest expense	(112,792)	(63,058)
Other (expense)	(410,551)	-

Net loss	$(84,547,954)	$(7,285,231)

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

General and Administrative Expenses

General and administrative expenses increased by $740,769, to $1,915,700 for the year ended December 31, 2012, from $1,174,931 for the year ended December 31, 2011, primarily due to an increase in our operations in our acquired UK subsidiary and the inclusion of $3,266,541 of stock based compensation expense.

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

Other Income (Expense)

During the year ended December 31, 2012, we had other expense of $410,551 related to the net effect of writing down our investment in Avid Group held by Liberty, the conversion of convertible debt in Liberty and loss on debt settlement in GACR, compared to $0 for year ended December 31, 2011.

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

Sources and Uses of Cash

Operations

We had net cash (used) by operating activities of $(543,924) for the year ended December 31, 2012, as compared to $(12,979) for the year ended December 31, 2011.  For the period in 2012, the net cash used in operating activities consisted primarily of our net (loss) of ($84,547,954), adjusted by the change in fair value of derivative liability of $74,243,141, share based compensation of $3,266,541, depreciation and amortization of $324,172, issuance of shares for services $550,000, impairment of assets of $4,502,984, and changes in other assets of $454,585, accounts payable and accrued expenses of $216,471, notes receivable of $67,417, deferred revenue of $239,200 and due to related party of $322,592, and changes in accounts receivable of ($163,389).

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

Operating leases

On December 12, 2011, LEC2 Limited began leasing operating facilities under an agreement expiring on December 11, 2019. Future quarterly lease payments under the agreement are $13,777 (£8,525), which are due in advance each month.

Minimum future lease payments under non-cancellable operating leases having remaining terms in excess of one year as of December 31, 2012 are as follows:

Year ended December 31, 2013	$55,109
Year ended December 31, 2014	$55,109
Year ended December 31, 2015	$55,109
Year ended December 31, 2016	$55,109
Year ended December 31, 2017	$55,109
Thereafter	$110,218

On January 7, 2013, Newport Coachworks, Inc. began leasing operating facilities under an agreement expiring on February 28, 2018.  Minimum future lease payments under non-cancellable operating leases having remaining terms in excess of one year as of December 31, 2012 are as follows:

Aggregate maturities of lease obligations are as follows:

Year ended December 31, 2013	$57,855
Year ended December 31, 2014	$71,421
Year ended December 31, 2015	$73,815
Year ended December 31, 2016	$76,209
Year ended December 31, 2017	$78,602
Thereafter	$13,168

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Fred Luke	0	0	1
Darren West	0	0	1
Ian Hobday	0	0	1
Alan Rothman	0	0	1
Andrew Hewson	0	0	1

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

Green Automotive Company

Dated: October 21, 2013		/s/ Ian Hobday
	By:	Ian Hobday
Chief Executive Officer

Dated: October 21, 2013		/s/ Darren West
	By:	Darren West
Chief Financial Officer (Principal Accounting Officer) and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 21, 2013		/s/ Ian Hobday
	By:	Ian Hobday
Chief Executive Officer and a Director

Dated: October 21, 2013		/s/ Darren West
	By:	Darren West
Chief Financial Officer and a Director

Dated: October 21, 2013	By:	Fred Luke
Director

Dated: October 21, 2013	By:	Alan Rothman
Secretary and a Director

/s/ Andrew Hewson
Dated: October 21, 2013	By:	Andrew Hewson
Director

/s/ Carter Read
Dated: October 21, 2013	By:	Carter Read
Director

/s/ Peter Leeds
Dated: October 21, 2013	By:	Peter Leeds
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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Balance Sheets

December 31, 2012 and 2011

(As Restated)

	December 31,	December 31,
	2012	2011
Current Assets
Cash	$87,325	$906
Accounts receivable	163,389	-
Inventory and supplies	-	263,489
Notes receivable	11,329	-
Other	37,589	36,300
Total Current Assets	299,632	300,695

Property and equipment, net	164,065	7,699

Other Assets
Investment in licenses, net	-	331,267
Total Assets	$463,697	$639,661

Current Liabilities
Accounts payable and accrued expenses	$872,086	$165,445
Due to-related parties	-	452,064
Deferred revenue	422,182	-
Credit facility and other advances	73,916	-
Derivative liability	79,732,676	5,731,806
Shares owed to Carter Read on purchase of NCI	250,000	-
Funds received from FMS not converted into Preference Shares	120,102	-
Sums due to Global market Advisors	104,100	-
Value added Taxes owed	39,944	-
Sums due to Equity Market D	25,000	-
Lease creditor	15,062	-
Sundry creditors	27,474	-
Total Current Liabilities	81,682,542	6,349,315

Long-term Liabilities
Notes payable, net of current maturities	384,507	-
Total Long-term Liabilities	384,507	-
Total Liabilities	82,067,049	6,349,315

Contingencies	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares and 1 share authorized at December 31, 2012 and 2011, respectively, $.001 par value, 895,801 and 500,000 shares issued and outstanding at December 31, 2012 and 2011, respectively.	896	500
Preferred stock, Class B Convertible Preferred Stock 10,000,000 shares and 1 share authorized at December 31, 2012 and 2011, respectively, $.001 par value, 10,000,000 and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively.	10,000	-
Common stock, 900,000,000 shares authorized $.001 par value, 324,551,468 and 272,750,110 shares issued and outstanding at December 31, 2012 and 2011, respectively	324,551	272,750
Additional paid-in capital	12,700,403	3,997,036
Accumulated other comprehensive loss	(111,307)	-
Accumulated deficit	(94,527,895)	(9,979,940)
Total Stockholder's Deficit	(81,603,352)	(5,709,654)
Total Liabilities and Stockholders' Deficit	$463,697	$639,661

The accompanying notes are an integral part of the consolidated financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statements of Operations

For The Years Ended December 31, 2012 and 2011

(As Restated)

	December 31,
	2012	2011
Revenues	$320,648	$-

Cost of Goods Sold	75,379	-

Gross Profit	245,269	-

Operating Expenses
Depreciation and amortization	324,172	325,220
(Gain) or Loss on disposal of equipment	11,113	(9,784)
Impairment of assets	4,502,984	-
Research and development	6,229	-
Stock based Compensation	3,266,541	-
General and administrative	1,915,700	1,174,931
	10,026,739	1,490,367

Loss before other expenses	(9,781,470)	(1,490,367)

Other Income/Expenses
Change in fair value of derivative liability	(74,243,141)	-
Loss on settlement of debt	-	(5,731,806)
Other expense	(410,551)	-
Interest expense	(112,792)	(63,058)
	(74,766,484)	(5,794,864)

Loss before income taxes	(84,547,954)	(7,285,231)

Income taxes	-	-

Net Loss	$(84,547,954)	$(7,285,231)

Loss per share (basic and diluted)	$(0.29)	$(0.03)

Weighted average shares outstanding (basic and diluted)	296,039,071	272,380,247

The accompanying notes are an integral part of the consolidated financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statements of Comprehensive Loss

For The Years Ended December 31, 2012 and 2011

(As Restated)

	December 31,
	2012	2011
Net Loss	$(84,547,954)	$(7,285,231)

Other Comprehensive Loss, net of tax:
Foreign currency translation	$(111,308)	$-

Comprehensive Loss	$(84,659,262)	$(7,285,231)

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(As Restated)

									Accumulated
	Preferred Stock		Preferred Stock				Additional		Other	Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity/(Deficit)
Balance-January 1, 2011	1	-	-	-	271,750,110	$271,750	$2,742,586	$(2,694,709)	$	$319,627

Issuance of preferred stock to settle debt	500,000	500					1,205,450			1,205,950

Cancellation of share	(1)	-								-

Issuance of stock for cash					1,000.000	1,000	49,000			50,000

Net (loss) for the year ended 31st December 2011								(7,285,231)		(7,285,231)

Balance-January 1, 2012	500,000	$500			$272,750,110	$272,750	$3,997,036	$(9,979,940)	$-	$(5,709,654)

Stock based compensation	-	-			-	-	3,266,541	-	-	3,266,541

Conversion of debt for common stock	-	-			10,809,180	10,809	932,707	-	-	943,516

Issuance of stock for Liberty acquisition	300,000	300			39,742,178	39,742	3,447,067	-	-	3,487,109

Issuance of common stock for compensation	-	-			1,250,000	1,250	548,750	-	-	550,000

Issuance of preferred stock for cash	65,801	66			-	-	368,332	-	-	368,398

Issuance of preferred stock to settle debt	30,000	30					149,970			150,000

Issuance of preferred stock to Subsidiary			10,000,000	10,000			(10,000)			-

Total other comprehensive loss, net of tax	-	-			-	-	-	-	(111,308)	(111,308)

Net (loss)	-	-	-	-	-	-	-	(84,547,954)	-	(84,547,954)

Balance- December 31 2012	895,801	$896	10,000,000	$10,000	324,551,468	$324,551	$12,700,403	$(94,527,894)	$(111,308)	$(81,603,352)

The accompanying notes are an integral part of the consolidated financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2012 and 2011

(As Restated)

	December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(84,547,954)	$(7,285,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,172	325,220
Gain/(loss) on disposal of assets	-	(9,784)
Issuance of shares for services	550,000	40,000
Gain/(loss) on conversion of debt	(19,684)	-
Impairment of assets	4,502,984	-
Change in fair value of derivative liability	74,243,141	-
Loss on settlement of debt	-	5,731,806
Share based compensation	3,266,541	-
Changes in assets and liabilities:
Accounts receivable	(163,389)	-
Inventories	-	(192,889)
Other assets	454,585	(61,200)
Prepaid expenses	-	(36,300)
Accounts payable and accrued expenses	216,471	58,138
Deferred revenue	239,200	-
Due to related party	322,592	1,417,261
Other liabilities	67,417
Net cash (used in) operating activities	(543,924)	(12,979)

INVESTING ACTIVITIES:
Disposal of vehicle	14,660	-
Cash received on acquisition	149,497	-
Purchase of property and equipment	15,330	-
Net cash provided by investing activities	179,487	-

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	368,398	-
Proceeds from issuance of common stock	-	10,000
Borrowings on line of credit, net	167,978	-
Payments on long-term debt, net	(84,886)	-
Proceeds from notes payable	399,202	-
Payments to notes payable	(288,529)	-
Net cash provided by financing activities	562,163	10,000

Effect of change in exchange rate on cash	(111,307)

Net Increase (decrease) in cash	197,726	(2,979)

CASH AT BEGINNING PERIOD	906	3,885
CASH AT END OF PERIOD	$87,325	$906

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued to settle liabilities	$943,516	$-
Common shares issued for services	$-	$-
Common shares issued in relation to acquisition	$1,987,109	$-
Preferred shares issued in relation to acquisition	$1,500,000	$-
Preferred shares issued to settle debt	$150,000	$1,205,950
Preferred shares issued to subsidiary	$10,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS (continued)

Newport Coachworks Transaction (as Restated)

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

Due to administrative delays combined with the imposed restrictions placed upon our Transfer agent following the TRO as explained in Note 13 Subsequent Events the 5,000,000 shares were not issued until July 18, 2013.

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

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (as Restated)

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (as Restated) (continued)

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

Impairment of Long-Lived Assets (Restated)

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. An impairment charge related to licenses and homologation costs amounted to $258,754 and $0 for the years ended December 31, 2012 and 2011, respectively. Impairment charge related to goodwill and other intangibles acquired in business acquisitions amounted to $4,013,005 and $0 for the years ended December 31, 2012 and 2011, respectively. The Company has recorded the impairment loss of goodwill and other intangible assets under operating expense (Impairment of assets). The Company determined that there was an indicator of impairment in goodwill and other intangibles during the year ended December 31, 2012 because of the lowered revenue and cash flow projections. The Company use the present value technique to test for impairment.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (as Restated) (continued)

The Company determined that there was an indicator of impairment related to license and homologation costs during the year ended December 31, 2012 due to the failure to get the Zyote vehicle through the homologation process. The Company use the present value technique to test for impairment.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (as Restated) (continued)

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

Net Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. There are dilutive securities which are considered to be anti-dilutive and are not included in diluted loss per shares, which consists of stock options, of 18,000,000 and 4,000,000 for the years ended December 31, 2012 and 2011, respectively, and Class A convertible preferred stock of 895,801 and 500,000 for the years ended December 31, 2012 and 2011, respectively.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS (as Restated)

On June 28, 2012, we entered into a Stock Exchange Agreement (the “Agreement”) with Liberty Electric Cars Ltd., an England and Wales private company limited (“LEC”), and its wholly-owned subsidiary LEC 2 Limited, an England and Wales private company limited (“LEC2” and together with LEC, the “LEC Entities”), under which our wholly-owned subsidiary, Liberty Automotive Group, Inc. (formerly GAC EV Motors Inc.), a Nevada corporation (“LAG”) agreed to purchase 100% of the issued and outstanding securities of LEC Entities in exchange for Thirty Nine Million Seven Hundred Forty Two Thousand One Hundred Seventy Eight (39,742,178) shares of our common stock held by LAG to the LEC Shareholders. The Company valued the common shares at $0.05 per share based on price paid in similar transactions involving the Company’s common stock. These shares represent approximately Ten percent (10%) of our outstanding voting control.  This transaction closed on July 23, 2012.

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

As part of the Agreement, the Company issued 300,000 shares of restricted preferred stock to two LEC Directors as a covenant not to compete. The preferred shares are fully forfeitable in the event the Directors terminated their employment before the third year anniversary. Additionally, these preferred shares were valued at $5 per share and were recoded as part of purchase price. The Company valued the preferred shares at $5.00 per share based on price paid in similar transactions involving the Company’s preferred stock.

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

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock (The Company valued the common shares at $0.05 per share based on price paid in similar transactions involving the Company’s common stock ) due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding ($500,000) as discussed below GACR will issue Mr. Read up to all of the GACR Additional Shares, which shares will either be kept in escrow and distributed, or kept in treasury and issued, to Mr. Read within ten (10) days of the end of each calendar quarter pro rata with the number of Qualified Purchase Orders for that quarter.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS (as Restated) (continued)

The Goodwill arising on consolidation was fully impaired on the basis that the business was a new start up and it was difficult to determine future cash flow projections.

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

The final allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed for the LEC and NCWI are shown below.

	LIBERTY ELECTRIC CARS LIMITED	NEWPORT COACHWORKS
Cash	$149,497	$1,000
Notes receivable	212,773	-
Other current assets	492,174	-
Property and equipment, net	197,469	-
Intangible asset (covenant not to compete)	1,500,000	-
Other intangible assets	2,233,543	249,000
Total assets acquired	4,785,456	250,000

Accounts payable and accrued expenses	446,945	-
Deferred revenue	182,982	-
Notes payable	625,195	-
Other	43,225	-
Total liabilities assumed	1,298,347	-

Net assets acquired	$3,487,109	$250,000

Final Consideration
39,742,178 Common Stock issued for Liberty @ 5 cents	$1,987,109
300,000 Series A Preferred Shares issued @$5	$1,500,000
5,000,000 Common Stock issued for NCI @ 5 cents		$250,000
	$3,487,109	$250,000

The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures”. The purchase price for the LEC and NCWI Businesses was allocated to the net tangible and intangible assets based upon their fair values as of the respective acquisition dates. The allocation of the purchase price was based upon a valuation and the estimates and assumptions were subject to change within the measurement period. The excess of the purchase price over the fair values of the net tangible assets and intangible assets, if any, was recorded as goodwill and is generally driven by our expectations of our ability to realize synergies and achieve our strategic growth objectives.

The goodwill recorded in connection with the LEC and NCWI acquisitions were $3,733,543 and $249,000, respectively, on each transaction acquisition date.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS (as Restated) (continued)

In accordance with U.S. GAAP, impairment testing for goodwill is performed at least annually.  The Company performs its annual impairment test as of December 31.  Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The impairment test for goodwill uses a two-step approach, which is performed at the entity level as the Company has one reporting unit. Step 1 compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, there is a potential impairment and Step 2 must be performed. Step 2 compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is recorded as an impairment.

The Company performed its annual test of goodwill as of December 31, 2012.  The Company determined the fair value of the reporting unit exceeded the carrying value of the reporting unit.

For the year ended December 31, 2012, the Company concluded there were indicators of potential goodwill impairment, including the decline in the value of the Company’s revenue recognition. As a result of identifying indicators of impairment, the Company performed an impairment test of goodwill as of December 31, 2012.

In performing Step 1 of the impairment test, the Company estimated the fair value of the reporting unit using the market approach for purposes of estimating the total enterprise value for the Company.

The market approach is based on the guideline publicly traded company method to determine the fair value of the reporting unit. Under this method, market multiples ratios were applied to the reporting unit’s earnings with consideration given to the Company’s size, product offerings, growth, and other relevant factors compared to those of the guideline companies. The guideline companies selected were engaged in the same or a similar line of business as the Company. Market multiples were then selected based on consideration of risk, growth, and profitability differences between the Company and the guideline companies.  The selected market multiples were then multiplied by the Company’s earnings streams for the twelve months ended December, 2012 and an annual 2013 forecast, with each given equal weighting, to arrive at an estimate of fair value for the Company.

Based on the above analysis, it was determined that the carrying value of the reporting unit including goodwill exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any.

In performing Step 2 of the goodwill impairment test, the Company compared the implied fair value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, goodwill impairment charge of $3,982,543 which was recognized during the year ended December 31, 2012.  This charge had no impact on our cash flows or our compliance with debt covenants.

The following table sets forth the balance of the Company’s goodwill as of December 31, 2011 and December 31, 2012:

	December 31, 2011	Additions	Impairments	December 31, 2012
	(in millions)
Goodwill, gross	$-	$3,982,543	$(3,982,543)	$-
Accumulated impairment losses	-	-	-	-
Total goodwill, net	$-	$3,982,543	$(3,982,543)	$-

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS (as Restated) (continued)

The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company’s fair value estimates for purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements.  We based our fair value estimates on assumptions that we believe to be reasonable but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for our business. Our estimates assume that revenues will decline into the foreseeable future. There can be no assurance that our estimates and assumptions will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated operating results are not correct, we may be required to record goodwill impairment charges in future periods.

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the year ended December 31, 2012.

	Dec-31 2012	Dec-31 2011
Revenues	$680,462	$1,163,964
Cost of revenues	266,165	81,876
Gross Margin	414,297	1,082,088

Operating Expenses
Depreciation and amortization	339,155	343,200
Impairment of assets	799,834	(9,784)
Research and development	129,512	4,284,886
Stock Compensation	3,754,041	741,744
General and administrative	1,618,267	2,348,920
Total operating expenses	6,640,809	7,708,966

Loss from operations	(6,226,512)	(6,626,878)

Other income/(expenses)
Change in fair value of derivative liability	(73,866,998)	(5,731,806)
	36,606
Other income (expense)	-	160,759
Interest income (expense)	(44,102)	(65,690)
Total other income/(expense)	(73,874,494)	(5,636,737)

Income tax	-	-

Net Loss	$(80,101,006)	$(12,263,615)

Loss per share (basic and diluted)	$(0.25)	$(0.04)

Weighted average number of shares (basic and diluted)	317,648,153	312,122,425

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

6. INTANGIBLE ASSETS (as Restated)

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

Amortization expense was $237,808 for the year ended December 31, 2012. Additionally, the Company impaired the remaining balance of its intangibles during the year ended December 31, 2012 as management revised its sales forecast for the product which impaired the goodwill and intangibles as of December 31, 2012.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

8. DEBT (as Restated)

Notes Payable	December 31, 2012	December 31, 2011

N Eckert - £116,625 Note Payable, 12% interest, due upon the company raising in excess of £500,000 once on OTCBB market, unsecured	$188,478	$-

R Knight £38,500 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$62,220	$-

P Beitl £37,983 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$61,384	$-

R Mcwaters – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$40,403	$-

D Voss – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$40,403	$-

M Elson – £20,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$32,322	$-

N Jones £10,053 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$16,247	$-

I Hobday – £3,525 Note payable, Nil interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$5,697	$-

P Lilley £700 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$1,130	$-
	$448,284	$-

Debt Discount	$(63,777)	$-
	$384,507	$-

During the year 2011 and through December 21, 2011, the Company borrowed a total of $1,139,670 from FMS under the Agreement, all advances were supported individually by a Convertible Preferred Note (“CPN”), the notes bore interest at 18% per annum and were convertible into the Company’s common stock at the rate of 0.05 limited to a ceiling of 4.99% of total outstanding shares on date of conversion.

On December 21, 2011, the Company and FMS entered into the Settlement & Conversion Agreement (“SCA”) whereby the parties agreed that FMS should forgive all amounts owed from the Company under the agreement including the accrued interest of $66,280 as documented under the individual CPN for a total of $1,205,950 in consideration the Company issued to FMS 500,000 shares of the Company’s restricted no par value Series A Convertible Preferred Stock (“CPS”) (see Note 10). The CPS is convertible into Company’s common stock in accordance with the following formula:

No. of common shares to be issued upon conversion of CPS =

No. of common stock outstanding on date of conversion x 0.000001 x No. of shares of preferred stock being converted.

The Company recorded a loss on settlement of the convertible notes of $5,731,806 and was recorded in the 2011 consolidated statement of operations.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

8. DEBT (as Restated) (Continued)

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

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

10. EQUITY (As Restated) (See Note 14)

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

The CPS is convertible into Company’s common stock in accordance with the following formula:

No. of common shares to be issued upon conversion of CPS =

Additionally, the financial statements presented here have been restated to give effect that subsequent to the filing date of the Original Form 10-K the Company the Black Scholes calculation for Derivative Transactions relating to the Series A Convertible Preferred Stock incorrectly assumed that there was a 16.667% restriction in the number of common shares that the preferred shares could be converted into. This had the effect of understating the cost of the transactions in 2011 and 2012 and understating the liability. Please see restatement note 14 below.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

12.  CONTINGENCIES & COMMITMENTS

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

12.  CONTINGENCIES & COMMITMENTS (Continued)

Operating leases

On December 12, 2011, LEC2 Limited began leasing operating facilities under an agreement expiring on December 11, 2019. Future quarterly lease payments under the agreement are $13,777 (£8,525), which are due in advance each month.

Minimum future lease payments under non-cancellable operating leases having remaining terms in excess of one year as of December 31, 2012 are as follows:

Year ended December 31, 2013	$55,109
Year ended December 31, 2014	$55,109
Year ended December 31, 2015	$55,109
Year ended December 31, 2016	$55,109
Year ended December 31, 2017	$55,109
Thereafter	$110,218

On January 7, 2013, Newport Coachworks, Inc. began leasing operating facilities under an agreement expiring on February 28, 2018.  Minimum future lease payments under non-cancellable operating leases having remaining terms in excess of one year as of December 31, 2012 are as follows:

Aggregate maturities of lease obligations are as follows:

Year ended December 31, 2013	$57,855
Year ended December 31, 2014	$71,421
Year ended December 31, 2015	$73,815
Year ended December 31, 2016	$76,209
Year ended December 31, 2017	$78,602
Thereafter	$13,168

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

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

(a) The original Valuation was based on 500,000 Series A Preferred shares (Convertible to Common Stock) converting to a restricted 45,397,167 of common stock at a Black Scholes value of $0.03 per share giving a liability of $1,373,045. The revised valuation was based on an unrestricted 136,375,055 of common stock at a Black Scholes value of $0.042 per share giving a liability of $5,731,806. This gave rise to a further $4,358,761 of derivative liability.

500,000 Series A preferred shares were issued to FMS on February 8, 2012.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RESTATEMENT (continued)

(b) The original Valuation was based on 595,801 Series A Preferred shares (Convertible to Common Stock) converting to a restricted 54,092,993 of common stock at a Black Scholes value of $0.39 per share giving a total liability of $21,114,932. The revised valuation was based on an unrestricted 193,368,089 of common stock at a Black Scholes value of $0.41 per share giving a total liability of $79,598,804. This gave rise to a further $58,483,872 of derivative liability to date and a movement of $54,125,111 when you deducted the 2011 movement of $4,538,761 in (a) above

500,000 Series A preferred shares were issued to FMS on February 8, 2012

  30,000 Series A preferred shares were issued to FMS on September 29, 2012

  12,121 Series A preferred shares were issued to FMA on December 17, 2012

  30,000 Series A preferred shares were issued to FMA on December 17, 2012

  23,680 Series A preferred shares were issued to FMS on December 26, 2012

595,801

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Consolidated Balance Sheet

December 31, 2012

	Balance Sheets
	as at December 31, 2012
	December 31,	Adjustments		Restated
Current Assets
Total Assets	$463,697	$-		$463,697

Current Liabilities
Accounts payable and accrued expenses	872,086	-		872,086
Due to related parties	-	-		-
Deferred revenue	422,182	-		422,182
Current portion of notes payable	-	-		-
Credit facility and other advances	73,916	-		73,916
Derivative liability	21,248,804	58,483,872		79,732,676
Shares owed to Carter Read on purchase of NCI	250,000	-		250,000
Funds received from FMS not converted into Preference Shares	120,102	-		120,102
Sums due to Global market Advisors	104,100	-		104,100
Value added Taxes owed	39,944	-		39,944
Sums due to Equity Market D	25,000	-		25,000
Lease creditor	15,062	-		15,062
Sundry Creditors	27,474	-		27,474
Total Current Liabilities	23,198,670	58,483,872		81,682,542
Total Long-term Liabilities	384,507	-		384,507
Total Liabilities	23,583,177	58,483,872		82,067,049

Contingencies	-	-		-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares and 1 share authorized at December 31, 2012 and 2011, respectively, $.001 par value, 895,801 and 500,000 shares issued and outstanding at December 31, 2012 and 2011, respectively.	896	-		896
Preferred stock, Class B Convertible Preferred Stock 10,000,000 shares and 1 share authorized at December 31, 2012 and 2011, respectively, $.001 par value, 10,000,000 and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively.	10,000	-		10,000
Common stock, 900,000,000 shares authorized $.001 par value, 324,551,468 and 272,750,110 shares issued and outstanding at December 31, 2012 and 2011, respectively	324,551	-		324,551
Additional paid-in capital	12,700,403	-		12,700,403
Accumulated other comprehensive loss	(111,308)	-		(111,308)
Accumulated deficit	(36,044,022)	(58,483,872)		(94,527,894)
Total Stockholder's Deficit	(23,119,480)	(58,483,872)		(81,603,352)
Total Liabilities and Stockholders' Deficit	$463,697	$-		$463,697

Accumulated deficit
Opening 2012	(5,621,179)	(4,358,761)	(a)	(9,979,940)
Comprehensive Loss for 2012	(30,422,843)	(54,125,111)	(b)	(84,547,954)
Closing	(36,044,022)	(58,483,872)		(94,527,894)

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Consolidated Statements of Operations

For The Year Ended December 31, 2012

	Year ended December 31, 2012
	As Reported	Adjustments	Restated
Revenues	$320,648	$-	$320,648

Costs of goods sold	75,379	-	75,379

Gross profit	245,269	-	245,269

Operating expenses
Depreciation and amortization	324,172	-	324,172
Loss on disposal of equipment	11,113	-	11,113
Impairment of assets	4,502,984	-	4,502,984
Research and development	6,229		6,229
Stock Based Compensation	3,266,541	-	3,266,541
General and administrative	1,915,700	-	1,915,700
	10,026,739		10,026,739

Loss before other expenses	(9,781,470)	-	(9,781,470)

Other income (expenses)
Change in fair value of derivative liability	(20,118,030)	(54,125,111)	(74,243,141)
Other income (expense)	(410,551)	-	(410,551)
Interest expense	(112,792)	-	(112,792)
	(20,641,373)	(54,125,111)	(74,766,484)

Profit / (loss) before income taxes	(30,422,843)	(54,125,111)	(84,547,954)

Income taxes	-	-	-
			-
Net income / (loss)	$(30,422,843)	$(54,125,111)	$(84,547,954)

Net income / (loss) per share (basic and diluted)	$(0.10)		$(0.29)

Weighted average shares outstanding (basic and diluted)	301,108,508	5,068,807	296,039,701

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restatement Consolidated Statements of Cash Flows

For The Year Ended December 31, 2012

	Year ended December 31, 2012
	As Reported	Adjustments	Restated
OPERATING ACTIVITIES:
Net loss	$(30,422,843)	$(54,125,111)	$(84,547,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,172	-	324,172
Issuance of shares for services	550,000	-	550,000
Gain/(loss) on conversion of debt to stock	(19,684)	-	(19,684)
Impairment of assets	4,502,984	-	4,502,984
Change in fair value of derivative liability	20,118,030	54,125,111	74,243,141
Share based compensation	3,266,541	-	3,266,541
Accounts receivable	(163,389)	-	(163,389)
Other Assets	454,585	-	454,585
Prepaid expenses	-	-	-
Accounts payable and accrued expenses	216,471	-	216,471
Deferred revenue	239,200	-	239,200
Due to related party	322,592	-	322,592
Other liabilities	67,417	-	67,417
Net cash (used in) operating activities	(543,924)	-	(543,924)

Net cash provided by investing activities	179,487	-	179,487

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	368,398	-	368,398
Proceeds from issuance of common stock	-	-	-
Borrowings on line of credit, net	167,978	-	167,978
Payments on long-term debt, net	(84,886)	-	(84,886)
Proceeds from notes payable	399,202	-	399,202
Payments to notes payable	(288,529)	-	(288,529)
Net cash provided by financing activities	562,163	-	562,163

Effect of change in exchange rate on cash	(111,307)	-	(111,307)

Net Increase in cash	197,726	-	197,726

CASH AT BEGINNING PERIOD	906	-	906

CASH AT END OF PERIOD	$87,325	$-	$87,325

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued to settle liabilities	$943,516	$-	$943,516
Common shares issued in relation to acquisition	$1,987,109	$-	$1,987,109
Preferred shares issued in relation to acquisition	$1,500,000	$-	$1,500,000
Preferred shares issued to settle debt	$150,000	$-	$150,000
Preferred shares issued to subsidiary	$10,000	$-	$10,000

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Consolidated Balance Sheet

December 31, 2011

	Balance Sheets
	as at December 31, 2011
	December 31,	Adjustments	Restated
Total Assets	$639,661	$-	$639,661

Current Liabilities
Accounts payable and accrued expenses	165,445	-	165,445
Due to related parties	452,064	-	452,064
Derivative liability	1,373,045	4,358,761	5,731,806
Total Current Liabilities	1,990,554	4,358,761	6,349,315

Long-term Liabilities
Notes payable, net of discounts	-	-	-
Total Long-term Liabilities	-	-	-

Total Liabilities	1,990,554	4,358,761	6,349,315

Contingencies	-	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares and 1 share authorized at December 31, 2011 $.001 par value, 500,000 shares issued and outstanding at December 31, 2011,	500	-	500
Common stock, 900,000,000 shares authorized $.001 par value, 272,750,110 shares issued and outstanding at December 31, 2011,	272,750	-	272,750
Additional paid-in capital	3,997,036	-	3,997,036
Accumulated deficit	(5,621,179)	(4,358,761)	(9,979,940)
Total Stockholder's Deficit	(1,350,893)	(4,358,761)	(5,709,654)
Total Liabilities and Stockholders' Deficit	$639,661	$-	$639,661

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Consolidated Statements of Operations

For The Year Ended December 31, 2011

	Year ended December 31, 2011
	As Reported	Adjustments	Restated
Revenues	$-	$-	$-

Costs of goods sold	-	-	-

Gross profit	-	-	-

Operating expenses
Depreciation and amortization	325,220	-	325,220
(Gain) or loss on disposal of fixed assets	(9,784)	-	(9,784)
General and administrative	1,174,931	-	1,174,931
	1,490,367	-	1,490,367

Loss before other expenses	(1,490,367)	-	(1,490,367)

Other income (expenses)
Loss on Settlement of Debt	(1,373,045)	(4,358,761)	(5,731,806)
Interest expense	(63,058)	-	(63,058)
	(1,436,103)	(4,358,761)	(5,794,864)

Profit / (loss) before income taxes	(2,926,470)	(4,358,761)	(7,285,231)

Income taxes	-	-	-
			-
Net income / (loss)	$(2,926,470)	$(4,358,761)	$(7,285,231)

Net income / (loss) per share (basic and diluted)	$(0.01)		$(0.03)

Weighted average shares outstanding (basic and diluted)	272,380,247	-	272,380,247

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