Form 10-Q/A
period 2013-03-31
Green Automotive Co
filed 2013-10-25
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Second Amended

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

GREEN AUTOMOTIVE COMPANY

EXPLANATORY NOTE

On July 10, 2013, we filed an Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the purpose of restating our interim condensed consolidated financial statements to correct inaccuracies in our financial statements caused by management incorrectly applying a 16.667% limitation to the conversion terms of our Series A Convertible Preferred Stock, which caused us to understated the derivative liability and other income/expense – change in value in derivative liability. Please refer to Note 20 of the notes to the condensed consolidated financial statements.

We are now filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, to further correct and clarify certain errors in our restated financial statements for the period ended March 31, 2013.  Other than these updates, this amendment does not otherwise change or update the disclosures set forth in our Quarterly Report on Form 10-Q as originally filed and subsequently amended and does not otherwise reflect events occurring after the original filing of the Quarterly Report on Form 10-Q Report.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(As Restated)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Current Assets
Cash	$37,995	$87,325
Accounts receivable	156,541	163,389
Inventories	96,781	-
Notes receivable	-	11,329
Prepaid expenses and deposits	63,401	14,896
Other current assets	42,610	22,693
Total Current Assets	397,328	299,632

Property and equipment, net	286,764	164,065

Total Assets	$684,092	$463,697

Current Liabilities
Accounts payable and accrued expenses	$932,603	$872,086
Deferred revenue	434,536	422,182
Credit facility and other advances	87,125	73,916
Derivative liability	33,138,133	79,732,676
Share liability on purchase of NCWI	250,000	250,000
Funds received from FMS not converted into Preference Shares	358,552	120,102
Sums due to Global Market Advisors	104,100	104,100
Accrued value added taxes	37,543	39,944
Sums due to global trade finance	25,000	25,000
Lease payable	11,347	15,062
Other payables	38,210	27,474
Total Current Liabilities	35,417,149	81,682,542

Long-term Liabilities
Notes payable, net of discounts	411,545	384,507
Total Long-term Liabilities	411,545	384,507
Total Liabilities	35,828,694	82,067,049

Contingencies	-	-

Stockholder’s Deficit
Preferred stock, Class A Convertible Preferred Stock, 100,000,000 shares authorized at March 31, 2013 and December 31, 2012, respectively, $.001 par value, 855,142 and 895,801 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	855	896
Preferred stock, Class B Convertible Preferred Stock, 10,000,000 shares authorized at March 31, 2013 and December 31, 2012 respectively, $.001 par value, 10,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	10,000	10,000
Common stock, 900,000,000 shares authorized $.001 par value, 345,524,514 and 324,551,468 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	345,524	324,551
Additional paid-in capital	20,957,575	12,700,403
Accumulated other comprehensive loss	(13,379)	(111,308)
Accumulated deficit	(56,445,177)	(94,527,894)

Total Stockholder’s Deficit	(35,144,602)	(81,603,352)
Total Liabilities and Stockholders’ Deficit	$684,092	$463,697

See accompanying notes to the condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Operations

For The Three Months Ended March 31, 2013 and 2012

(Unaudited)

(As Restated)

	March 31,
	2013	2012
Revenues	$218,396	$-

Costs of goods sold	78,847	-

Gross profit	139,549	-

Operating expenses
Depreciation and amortization	8,876	133,861
Loss on disposal of equipment	12,516	-
Stock based compensation	214,286	-
General and administrative	486,148	119,610
	721,826	253,471

(Loss) before other expenses	(582,277)	(253,471)

Other income (expenses)
Change in fair value of derivative liability	38,690,539	(7,979)
Gain on conversion of debt to stock	40,749	-
Loss on conversion of preferred shares	(20,375)	-
Interest expense	(45,919)	(379)
	38,664,994	(8,358)

Income / (loss) before income taxes	38,082,717	(261,829)

Income taxes	-	-

Net income / (loss)	$38,082,717	$(261,829)

Net income / (loss) per share - Basic	$0.11	$(0.00)

Net income / (loss) per share - Diluted	$0.07	$(0.00)

Weighted average shares outstanding - Basic	334,804,957	272,838,022

Weighted average shares outstanding - Diluted	550,163,039	420,632,665

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

See accompanying notes to the condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Cash Flows

For The Quarter Ended March 31, 2013 and 2012

(As Restated)

	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$38,082,717	$(261,829)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,876	133,861
Loss on conversion of preferred shares	20,375	-
Loss on disposal of vehicles	12,516	-
(Gain)/loss on conversion of debt to stock	(40,749)	-
Change in fair value of derivative liability	(38,690,539)	7,979
Share based compensation	214,286	-
Changes in operating assets and liabilities:
Accounts receivable	6,848	-
Inventories	(96,781)	-
Other assets	(19,917)	-
Prepaid expenses	(48,505)	-
Accounts payable and accrued expenses	(1,275)	44,736
Deferred revenue	12,354	-
Net cash used in operating activities	(539,794)	(75,253)

INVESTING ACTIVITIES:
Proceeds from disposal of vehicles	28,092	-
Proceeds from disposal of investment	11,329	-
Purchase of property and equipment	(181,749)	-
Net cash provided by investing activities	(142,328)	-

FINANCING ACTIVITIES:
Increase in advances payable	75,000	40,310
Advances from related party	418,638	-
Proceeds from notes payable	36,520	49,000
Payments to notes payable	(4,861)
Net cash provided by financing activities	525,297	89,310

Effect of change in exchange rate on cash	107,495	-

Net (decrease) / increase in cash	(49,330)	14,057

CASH AT BEGINNING PERIOD	87,325	906
CASH AT END OF PERIOD	$37,995	$14,963

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Share based compensation	$214,286	$-
Common shares issued in exchange for preferred shares	$7,883,630	$-
Common shares issued to settle liabilities	$-	$430,689
Preferred shares issued to settle debt	$180,188	$-

See accompanying notes to the condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Newport Coachworks Transaction (as Restated)

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000. As discussed below GACR will issue to Mr. Read up to all of the GACR Additional Shares, which shares will either be kept in escrow and distributed, or kept in treasury and issued, to Mr. Read within ten (10) days of the end of each calendar quarter pro rata with the number of Qualified Purchase Orders received by NCWI for the applicable calendar quarter (the “NCWI Transaction”).  The determination as to whether the shares will be issued and held in escrow or kept in treasury will be determined by the Parties in good faith and has not been determined to date. The GACR Shares, if all issued, currently represent approximately 7.6% of our outstanding common stock.  This transaction closed on October 12, 2012. The shares were not issued to NCWI as of March 31, 2013. Due to administrative delays combined with the imposed restrictions placed upon our Transfer agent following the TRO as explained in Note 19 Subsequent Events the 5,000,000 shares were not issued until July 18, 2013.

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

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Common Share (as Restated)

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including 555,142 (net of 300,000 forfeit shares) for March 31, 2013 and 500,000 for March 2012 Series A convertible preferred Stock, using the if-converted method, 18,000,000 for March 31, 2013 and 4,000,000 for March 31, 2012 Stock options, using the treasury stock method, and 5,551,913 shares for March 31, 2013 (nil March 2012) for convertible loan notes, using the if-converted method In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACQUISITIONS (as Restated) (continued)

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

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock (The Company valued the common shares at $0.05 per share based on price paid in similar transactions involving the Company’s common stock) due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows: upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding ($500,000). As discussed below, GACR will issue Mr. Read up to all of the GACR Additional Shares, which shares will either be kept in escrow and distributed, or kept in treasury and issued, to Mr. Read within ten (10) days of the end of each calendar quarter pro rata with the number of Qualified Purchase Orders received by NCWI for that quarter.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACQUISITIONS (as Restated) (continued)

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed for the LEC and NCWI are shown below.

	LIBERTY ELECTRIC CARS LIMITED	NEWPORT COACHWORKS
Cash	$149,497	1,000
Notes receivable	212,773	-
Other current assets	492,174	-
Property and equipment, net	197,469	-
Intangible asset (covenant not to compete)	1,500,000	-
Other intangible assets (Goodwill)	2,233,543	249,000
Total assets acquired	4,785,456	250,000

Accounts payable and accrued expenses	446,945	-
Deferred revenue	182,982	-
Notes payable	625,195	-
Other	43,225	-
Total liabilities assumed	1,298,347	-

Net assets acquired	$3,487,109	250,000

Final Consideration
39,742,178 Common Stock issued for Liberty @ 5 cents	$1,987,109
300,000 Series A Preferred Shares issued @$5	$1,500,000
5,000,000 Common Stock issued for NCI @ 5 cents		$250,000
	$3,487,109	$250,000

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACQUISITIONS (as Restated) (continued)

The following are unaudited pro-forma results of operations as if the acquisitions has occurred at the beginning of the period for the three months ended March 31, 2013 and 2012:

Pro-forma (unaudited)

	For the three months ended March 31,
	2013	2012
Revenues	$218,396	$317,434
Costs of goods sold	78,847	25,337
Gross profit	139,549	292,097

Operating expenses
Depreciation and amortization	8,876	141,227
Loss on disposal of equipment	12,516	-
General and administrative	486,148	547,259
	507,540	688,486
Loss before other expenses	(367,991)	(396,389)

Other income (expenses)
Stock issued in settlement of an agreement	(214,286)	-
Change in fair value of derivative liability	38,690,539	(7,979)
Gain on conversion of debt to stock	40,749	-
Loss on conversion of preferred shares	(20,375)	-
Interest expense	(45,919)	(379)
	38,450,708	(8,358)
Profit / (loss) before income taxes	38,082,717	(404,747)
Income taxes	-	-
Net income / (loss)	$38,082,717	$(453,716)

Net income / (loss) per share (basic)	$0.11	$(0.00)
Net income / (loss) per share (diluted)	$0.07	$(0.00)
Weighted average shares outstanding (basic)	334,804,957	272,838,022
Weighted average shares outstanding (diluted)	550,163,039	420,632,665

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(As Restated)

4. ACQUISITIONS (as Restated) (continued)

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

The goodwill recorded in connection with the LEC and NCWI acquisitions were $3,733,543 and $249,000, respectively, on each transaction acquisition date. and was  fully written off in  year ended December 31, 2012. The impairment arose because of the lowered revenue and cash flow projections.

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

For the quarter ended September 30, 2012, the Company concluded there were indicators of potential goodwill impairment, including the decline in the value of the Company’s revenue recognition. As a result of identifying indicators of impairment, the Company performed an impairment test of goodwill as of December 31, 2012.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(As Restated)

4. ACQUISITIONS (as Restated) (continued)

The following table sets forth the balance of the Company’s goodwill as of December 31, 2011 and September 30 2012:

	December 31, 2011	Additions	Impairments	December 31, 2012
	(in millions)
Goodwill, gross	$—	$3,982,543	$(3,982,543)	$—
Accumulated impairment losses	—	—	—	—
Total goodwill, net	$—	$3,982,543	$(3,982,543)	$—

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

11. FUNDS RECEIVED FROM FMS NOT CONVERTED INTO PREFERENCE SHARES

During the year 2011 and through December 21, 2011, the Company borrowed a total of $1,139,670 from FMS under the Agreement., all advances were supported individually by a Convertible Preferred Note (“CPN”), the notes bore interest at 18% per annum and were convertible into the Company’s common stock at the rate of 0.05 limited to a ceiling of 4.99% of total outstanding shares on date of conversion.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. NOTES PAYABLE, NET OF DISCOUNTS

Notes Payable	March 31, 2013	December 31, 2012

N Eckert - £116,625 Note Payable, 12% interest, due upon the company raising in excess of £500,000 on OTCBB market, unsecured	$177,142	$188,478

R Knight £38,500 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$58,478	$62,220

P Beitl £52,540 (2012: £37,983) Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$79,803	$61,384

R Mcwaters – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$37,973	$40,403

D Voss – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$37,973	$40,403

M Elson – £20,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$30,376	$32,322

N Jones £10,053 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$15,270	$16,247

I Hobday – £3,525 Note payable, Nil interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$5,354	$5,697

P Lilley £700 Note Payable, Nil Interest, when funds permit, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$1,064	$1,130
	$443,433	$448,284
Debt Discount	$(31,888)	$(63,777)
	$411,545	$384,507

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Additionally, the financial statements presented here have been restated to give effect that subsequent to the filing date of the Original Form 10-K the Company the Black Scholes calculation for Derivative Transactions relating to the Series A Convertible Preferred Stock incorrectly assumed that there was a 16.667% restriction in the number of common shares that the preferred shares could be converted into. This had the effect of understating the cost of the transactions in 2011 and 2012 and understating the liability. Please see restatement note 20 below.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the CPS, the conversion feature is classified as derivative liabilities and recorded at fair value.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.  STOCKHOLDERS’ DEFICIT (As Restated) (continued)

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

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$33,138,133	$33,138,133

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at March 31, 2013:

Balance at December 31, 2011	$5,731,806
Derivative liability related to LEC debt conversion feature	133,872
Derivative liability related to preferred stock conversion feature	73,866,998
Balance at January 1, 2013	$79,732,676
Derivative liability related to LEC debt conversion feature	(40,749)
Derivative liability related to preferred stock conversion feature	(7,863,255)
Change in Value of Historic Derivatives	(38,690,539)
Balance at March 31, 2013 (unaudited)	$33,138,133

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

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 15, 2013, the Company’s subsidiary, Newport Coachworks Inc. (NCI), delivered the first one of the 432 buses ordered from its major customer Don Brown Bus Sales Inc.

On March 22, 2013 GACR filed an Ex Parte Motion For Temporary Restraining Order against TBG in  the Utah District Court in Salt Lake City, Utah (the “Utah TRO”) requesting the Court for permission to instruct the GACR Transfer Agent to put a Rule 144 Legend on two (2) certificates (representing 1,000,000 shares of GACR Common Stock - the “TBG Shares”) which had been submitted by TBG to MTG Trading (a registered NASD Broker-Dealer) for deposit in “street name” for future sale into the public market. After a brief hearing on March 22, 2013, the Court, decided that there was enough evidence presented by GACR to justify a Temporary Restraining Order, and granted GACR's motion.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19. SUBSEQUENT EVENTS (continued)

However, on May 9, 2013 the Court issued its Memorandum Decision and Order in favor of GACR placing a Permanent Injunction on the re-issuance of the TBG Shares without a Rule 144 Legend until such shares were eligible under Rule 144 for the removal of the restrictive Legend, which is on or about December 24, 2013. As a result, GACR’s Bond will be cancelled and, while TBG has the right to appeal the Memorandum Decision and Order.  In management’s view it is more likely than not that TBG will not do so and, failing an appeal by TBG, GACR is released from the terms of the Utah TRO as to the restriction on issuance of additional shares to meet pre-TRO agreements and other agreements to which we are a party which require the issuance of additional shares of our stock. See Memorandum Decision and Order attached as Exhibit 99.1 to our First Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2013.

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

The original Valuation for 2012 was based on 595,801 Series A Preferred shares (Convertible to Common Stock) converting to a restricted 54,092,993 of common stock at a Black Scholes value of $0.39 per share giving a total liability of $21,114,932. The revised valuation was based on an unrestricted 193,368,089 of common stock at a Black Scholes value of $0.41 per share giving a total liability of $79,598,804. This gave rise to a further $58,483,872 of derivative liability to date

500,000 Series A preferred shares were issued to FMS on February 8, 2012

  30,000 Series A preferred shares were issued to FMS on September 29, 2012

  12,121 Series A preferred shares were issued to FMA on December 17, 2012

  30,000 Series A preferred shares were issued to FMA on December 17, 2012

  23,680 Series A preferred shares were issued to FMS on December 26, 2012

595,801

The original Valuation for three months ended 2013 was based on 555,142 Series A Preferred shares (Convertible to Common Stock) converting to a restricted 57,588,571 of common stock at a Black Scholes value of $0.158 per share giving a total liability of $9,090,814 and a movement for the three months of $12,024,118. The revised valuation was based on an unrestricted 191,815,170 of common stock at a Black Scholes value of $0.172 per share giving a total liability of $33,044,939 and a movement for the three months of $46,553,865. This gave rise to a net change of $34,529,747 of derivative liability for the quarter.

595,801   Series A preferred shares as at January 1st, 2012

 (62,500)  Series A preferred shares converted to ordinary shares on February 15, 2013

  21,841   Series A preferred shares were issued to FMS on March 6, 2013

555,142

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Condensed Consolidated Balance Sheets

March 31, 2013

	Balance Sheets
	as at March 31, 2013
	March 31,	Adjustments	Restated
	(Unaudited)
Total Current Assets	$397,328	$-	$397,328
Property and equipment, net	286,764	-	286,764

Total Assets	$684,092	$-	$684,092

Current Liabilities
Accounts payable and accrued expenses	$932,603	$-	$932,603
Deferred revenue	434,536	-	434,536
Credit facility and other advances	87,125	-	87,125
Derivative liability	9,184,008	23,954,125	33,138,133
Share liability on purchase of NCWI	250,000	-	250,000
Funds received from FMS not converted into Preference Shares	358,552	-	358,552
Sums due to Global Market Advisors	104,100	-	104,100
Accrued value added taxes	37,543	-	37,543
Sums due to global trade finance	25,000	-	25,000
Lease payable	11,347	-	11,347
Other payables	38,210	-	38,210
Total Current Liabilities	11,463,024	23,954,125	35,417,149

Total Long-term Liabilities	411,545	-	411,545
Total Liabilities	11,874,569	23,954,125	35,828,694

Contingencies	-	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares authorized at March 31, 2013 and December 31, 2012, respectively, $.001 par value, 855,142 and 895,801 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	855	-	855
Preferred stock, Class B Convertible Preferred Stock 10,000,000 shares authorized at March 31, 2013 and December 31, 2012 respectively, $.001 par value, 10,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	10,000	-	10,000
Common stock, 900,000,000 shares authorized $.001 par value, 345,524,514 and 324,551,468 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	345,524	-	345,524
Additional paid-in capital	20,957,575	-	20,957,575
Accumulated other comprehensive loss	(13,379)	-	(13,379)
Accumulated deficit	(32,491,052)	(23,954,125)	(56,445,177)

Total Stockholder's Deficit	(11,190,477)	(23,954,125)	(35,144,602)
Total Liabilities and Stockholders' Deficit	$684,092	$-	$684,092

Accumulated deficit
Opening 2012	(36,044,022)	(58,483,872)	(94,527,894)
Comprehensive Income for 2013	3,552,970	34,529,747	38,082,717
Closing	(32,491,052)	(23,954,125)	(56,445,177)

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Condensed Consolidated Statements of Operations

For The Three Months Ended March 31, 2013

Unaudited

	3 Months ended March 31, 2013
	As Reported	Adjustments	Restated
Gross profit	139,549		139,549

Operating expenses
Depreciation and amortization	8,876		8,876
Loss on disposal of equipment	12,516		12,516
Stock based compensation	-	214,286	214,286
General and administrative	700,434	(214,286)	486,148
	721,826		721,826

(Loss) before other expenses	(582,277)	-	(582,277)

Other income (expenses)
Change in fair value of derivative liability	4,160,792	34,529,747	38,690,539
Gain on conversion of debt to stock	40,749	-	40,749
Loss on conversion of preferred shares	(20,375)	-	(20,375)
Interest expense	(45,919)	-	(45,919)
	4,135,247	34,529,747	38,664,994

Profit before income taxes	3,552,970	34,529,747	38,082,717

Income taxes	-	-	-
			-
Net income	$3,552,970	$34,529,747	$38,082,717

Net income per share (basic)	$0.01		$0.11

Net income per share (diluted)	$0.01		$0.07

Weighted average shares outstanding (basic)	335,037,991	(233,034)	334,804,957

Weighted average shares outstanding (diluted)	638,827,910	(88,664,871)	550,163,039

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restatement Condensed Consolidated Statements of Cash Flows

For The Quarter Ended March 31, 2013

	3 Months ended March 31, 2013
	As Reported	Adjustments	Restated
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$3,552,970	$34,529,747	$38,082,717
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,876	-	8,876
Loss on conversion of Preferred Shares	20,375	-	20,375
Loss on disposal of assets	12,516	-	12,516
(Gain)/loss on conversion of debt to stock	(40,749)	-	(40,749)
Change in fair value of derivative liability	(4,160,792)	(34,529,747)	(38,690,539)
Share based compensation	214,286	-	214,286
Changes in assets and liabilities:			-
Accounts receivable	6,848	-	6,848
Inventories	(96,781)	-	(96,781)
Other assets	(19,917)	-	(19,917)
Prepaid expenses	(48,505)	-	(48,505)
Accounts payable and accrued expenses	(1,275)	-	(1,275)
Deferred revenue	12,354	-	12,354

Net cash (used in) operating activities	(539,794)	-	(539,794)

Net cash provided by investing activities	(142,328)	-	(142,328)

Net cash provided by financing activities	525,297	-	525,297

Effect of change in exchange rate on cash	107,495	-	107,495

Net (decrease) / increase in cash	(49,330)	-	(49,330)

CASH AT BEGINNING PERIOD	87,325	-	87,325

CASH AT END OF PERIOD	$37,995	$-	$37,995

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Share based compensation	$214,286	$-	$214,286
Common shares issued in exchange for preferred shares	$7,883,630	$-	$7,883,630
Common shares issued to settle liabilities	$-	$-	$-
Preferred shares issued to settle debt	$180,188	$-	$180,188

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restatement Condensed Consolidated Statements of Cash Flows

For The Quarter Ended March 31, 2012

	3 Months ended March 31, 2012
	As Reported	Adjustments	Restated
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(253,850)	$(7,979)	$(261,829)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	133,861	-	133,861
(Gain)/loss on conversion of debt to stock	430,689	-	430,689
Change in fair value of derivative liability	-	7,979	7,979
Changes in assets and liabilities:
Accounts receivable	(385,953)	-	(385,953)
Net cash (used in) operating activities	(75,253)	-	(75,253)

Net cash provided by investing activities	-	-	-

Net cash provided by financing activities	89,310	-	89,310

Effect of change in exchange rate on cash	-	-	-

Net (decrease) / increase in cash	14,057	-	14,057

CASH AT BEGINNING PERIOD	906	-	906
CASH AT END OF PERIOD	$14,963	$-	$14,963

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued to settle liabilities	$430,689	$-	$430,689

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

Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

Summary of Results of Operations

	Three Months Ended March 31,
	2013	2012
Revenue	$218,396	$-
Cost of goods sold	78,847	-

Operating expenses:
General and administrative	486,148	119,610
Stock based compensation	214,286	-
Loss on disposal of fixed assets	12,516	-
Amortization and depreciation	8,876	133,861
Total operating expenses	721,826	253,471

Operating income	(582,277)	(253,471)

Other Income (Expenses)
Change in fair value of derivative liability	38,690,539	(7,979)
Gain / (loss) on conversion of debt to stock	40,749	-
Loss in conversion of preferred shares	(20,375)	-
Interest expense	(45,919)	(379)

Net income (loss)	$38,082,717	$(261,829)

Operating Loss; Net Income (Loss)

We had net income of $38,082,717 for the three months ended March 31, 2013, compared to a net loss of ($261,829) for the three months ended March 31, 2012. However, this difference was largely a result of non-cash change in fair value of derivative liabilities primarily related to convertible preferred stock outstanding, and, as a result, our net income of $38,082,717 is not indicative of the results of our operations and should not be viewed as an indicator of our future results. Our management believes our operating loss of $582,277 for the three months ended March 31, 2013, compared to our operating loss of $253,471 for the three months ended March 31, 2012, is a more accurate indicator of our current results, and more in line with what are future quarters will look like until we are successful in generating revenue from our operations.

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

General and Administrative Expenses

General and administrative expenses increased by $366,538 to $486,148 for the three months ended March 31, 2013, from $119,610 for the three months ended March 31, 2012, primarily due to the inclusion now of expenses related to Liberty Electric Cars subsidiary start-up costs associated with our Newport Coachworks subsidiary.

Stock based compensation

Stock based compensation increased by $214,286 from $nil in the same three month period in 2012. The stock based compensation expense pertained to the Kodiak agreement.

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

Investments

We had net cash provided by investing activities of ($142,328) for the three months ended March 31, 2013 compared to $0 for the three months ended March 31, 2012.  In the three months ended March 31, 2013 the net cash provided by investing activities related mainly to purchase of property and equipment of ($181,749), offset by proceeds from disposal of vehicles of $28,092, and proceeds from disposal of investment of $11,329.

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

Green Automotive Company a Nevada corporation

Dated: October 23, 2013		/s/ Ian Hobday
	By:	Ian Hobday
	Its:	Chief Executive Officer