Form 10-Q/A
period 2013-06-30
Green Automotive Co
filed 2013-10-25
CIK 1497632

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

GREEN AUTOMOTIVE COMPANY

EXPLANTORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2013 to correct and clarify certain errors in our consolidated financial statements for the period ended June 30, 2013, originally filed with the Commission on August 14, 2013.  Other than these updates, this amendment does not otherwise change or update the disclosures set forth in our Quarterly Report on Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on Form 10-Q Report.

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

ITEM 1

Financial Statements

The unaudited condensed consolidated financial statements of registrant for the three and six months ended June 30, 2013 and 2012 are below.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Restated)
Current Assets
Cash	$79,418	$87,325
Accounts receivable	156,293	163,389
Inventories	357,179	-
Notes receivable	-	11,329
Investment in joint ventures	335,895	-
Prepaid expenses and deposits	35,508	14,896
Other current assets	64,078	22,693
Total Current Assets	1,028,371	299,632

Property and equipment, net	530,686	164,065

Goodwill	769,890	-
Total Assets	$2,328,947	$463,697

Current Liabilities
Accounts payable and accrued expenses	$1,287,596	$872,086
Deferred revenue	500,664	422,182
Credit facility and other advances	35,692	73,916
Derivative liability	34,299,074	79,732,676
Share liability on purchase of NCWI	250,000	250,000
Funds received from FMS not converted into preferred shares	725,753	120,102
Funds received not converted into equity (net of discount)	125,833	-
Sums due to Global Market Advisors	104,100	104,100
Accrued value added taxes	109,680	39,944
Sums due to global trade finance	25,000	25,000
Lease payable	72,001	15,062
Other payables	206,866	27,474
Total Current Liabilities	37,742,259	81,682,542

Long-term Liabilities
Notes payable, net of discounts	478,160	384,507
Total Liabilities	38,220,419	82,067,049

Contingencies	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively, $.001 par value, 855,142 and 895,801 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	855	896
Preferred stock, Class B Convertible Preferred Stock 10,000,000 shares authorized at June 30, 2013 and December 31, 2012 respectively, $.001 par value, 10,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	10,000	10,000
Common stock, 900,000,000 shares authorized $.001 par value, 351,957,905 and 324,551,468 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	351,957	324,551
Additional paid-in capital	23,219,138	12,700,402
Accumulated other comprehensive loss	(26,502)	(111,308)
Accumulated deficit	(59,446,920)	(94,527,894)
Total Stockholder's Deficit	(35,891,472)	(81,603,352)
Total Liabilities and Stockholders' Deficit	$2,328,947	$463,697

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Operations

For The Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$429,392	$-	$647,788	$-

Costs of goods sold	409,165	-	488,012	-

Gross profit	20,227	-	159,776	-

Operating expenses
Depreciation and amortization	9,206	80,005	18,082	160,010
Loss on disposal of equipment	-	-	12,516	-
Stock based compensation	-	-	214,286	-
General and administrative	523,551	59,114	1,009,699	178,725
	532,757	139,119	1,254,583	338,735

Loss before other expenses	(512,530)	(139,119)	(1,094,807)	(338,735)

Other income (expenses)
Stock issued in settlement of an agreement	(1,237,200)	-	(1,237,200)	-
Change in fair value of derivative liability	(1,114,759)	(271,124)	37,616,530	(279,103)
Loss on conversion of preferred shares	-	-	(20,375)	-
Interest expense	(137,254)	(2,757)	(183,174)	(3,136)
	(2,489,213)	(273,881)	36,175,781	(282,239)

Income / (loss) before income taxes	(3,001,743)	(413,000)	35,080,974	(620,974)

Income taxes	-	-	-	-

Net income / (loss)	$(3,001,743)	$(413,000)	$35,080,974	$(620,974)

Net income / (loss) per share Basic	$(0.01)	$(0.00)	$0.10	$(0.00)

Net income / (loss) per share Diluted	$(0.00)	$(0.00)	$0.05	$(0.00)

Weighted average shares outstanding (basic)	342,209,651	272,838,022	342,209,651	272,838,022

Weighted average shares outstanding (diluted)	561,677,952	420,632,665	561,677,952	420,632,665

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Comprehensive Income / (Loss)

For The Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2013 and 2012

	June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income / (loss)	$35,080,974	$(620,974)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	18,082	160,010
Debt discount	46,183	-
Loss on disposal of assets	12,516	-
Shares issued for settlement of agreement	1,237,200	-
Impairment of assets	-	72,512
Loss on conversion of preferred shares	20,375	-
Change in fair value of derivative liability	(37,616,530)	279,103
Share based compensation	214,286	-
Changes in operating assets and liabilities:
Accounts receivable	36,475
Inventories	(281,486)	-
Other assets	(2,212)	1,300
Prepaid expenses	(989)	-
Accounts payable and accrued expenses	334,198	109,297
Deferred revenue	43,499	-
Other liabilities	186,357	-
Net cash used in operating activities	(671,072)	1,248

INVESTING ACTIVITIES:
Proceeds from disposal of vehicles	28,092	-
Cash received from acquisition	14,896	-
Purchase of property and equipment	(420,224)
Net cash used in investing activities	(377,236)	-

FINANCING ACTIVITIES:
Increase in advances payable	-	-
Payments to reduce line of credit	(39,808)	-
Proceeds from notes payable	985,838	-
Net cash provided by financing activities	946,030	-

Effect of change in exchange rate on cash	94,371	-

Net (decrease) / increase in cash	(7,907)	1,248

CASH AT BEGINNING PERIOD	87,325	906
CASH AT END OF PERIOD	$79,418	$2,154

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Share based compensation	$214,286	$-
Shares issued to settle an agreement	1,237,200	-
Common shares issued in exchange for preferred shares	$7,883,692	$-
Common shares issued to settle liabilities	$-	$475,000
Common shares issued relation to an investment in a JV	$335,895	$-
Common shares issued relation to acquisition	$565,290	$-
Preferred shares issued to converted funds owed to FMS	$180,188	$-
Preferred shares converted to ordinary	$(63)	$-

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

Due to administrative delays combined with the imposed restrictions placed upon our Transfer agent following the TRO the 5,000,000 shares were not issued until July 18, 2013.

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

Earnings per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including including 555,142 (net of 300,000 forfeit shares) for June 2013 and 500,000 for June 2012 Series A convertible preferred Stock, using the if-converted method, 18,000,000 for June 2013 and 4,000,000 for June 2013 Stock options, using the treasury stock method, and 3,678,138 shares for June 2013 (nil June 2013) for convertible loan notes, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

Cash	$14,896
Accounts receivable	29,379
Prepayments	19,623
Inventories	75,693
Other current assets	27,845
Property and equipment, net of accumulated depreciation	14,653
Goodwill	769,890
Total assets acquired	951,979

Credit Line	1,584
Accounts payable and accrued expenses	81,313
Deferred revenue	34,983
Income Tax payable	62,345
Other	206,464
Total liabilities assumed	386,689

Purchase Price	$565,290

Final Consideration
1,562,498 of common stock issued @ $0.33 in exchange for equity	515,625
150,501 of common stock issued @ $0.33 to settle debt	49,665

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

The goodwill recorded in connection with the LEC, NCWI and Going Green acquisitions were $2,233,543, $249,000 and $769,890, respectively, on each transaction acquisition date.

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the six months ended June, 2013 and 2012 (unaudited).

For The Three and Six Months Ended June 30, 2013 and 2012

Unaudited

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues	$429,392	$211,146	$831,311	$431,769

Costs of goods sold	$409,165	$175,035	$595,645	$330,878

Gross profit	20,227	36,111	235,666	100,891

Operating expenses
Depreciation and amortization	$9,206	$83,488	$19,066	$167,346
Loss on disposal of equipment	$-	$-	$12,516	$-
General and administrative	$523,551	$131,723	$1,126,545	$351,304
	532,757	215,211	1,158,127	518,650

Loss before other expenses	(512,530)	(179,100)	(922,461)	(417,759)

Other income (expenses)
Stock issued in settlement of an agreement	$(1,237,200)	$-	$(1,451,486)	$-
Change in fair value of derivative liability	$(1,114,759)	$(271,124)	$37,616,530	$(279,103)
Loss on conversion of preferred shares	$-	$-	$(20,375)	$-
Interest expense	$(137,254)	$(3,492)	$(183,174)	$(4,603)
	(2,489,213)	(274,616)	35,961,495	(283,706)

Profit / (loss) before income taxes	(3,001,743)	(453,716)	35,039,034	(701,465)

Income taxes	-	-	-	-

Net income / (loss)	$(3,001,743)	$(453,716)	$35,039,034	$(701,465)

Net income / (loss) per share (basic)	$(0.01)	$(0.00)	$0.10	$(0.00)

Net income / (loss) per share (diluted)	$(0.00)	$(0.00)	$0.05	$(0.00)

Weighted average shares outstanding (basic)	342,209,651	272,838,022	342,209,651	272,838,022

Weighted average shares outstanding (diluted)	668,564,206	420,632,665	668,564,206	420,632,665

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following: as of June 30, 2013 (unaudited) and December 31, 2012:

	June 30, 2013	December 31. 2012
Trade receivables	$109,278	$113,429
Grant monies receivable	47,015	49,960
	$156,293	$163,389

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

14. NOTES PAYABLE, NET OF DISCOUNTS

Notes Payable	June 30, 2013	December 31, 2012

N Eckert - £116,625 Note Payable, 12% interest, due upon the company raising in excess of £500,000 on OTCBB market, unsecured	$177,363	$188,478

R Knight £38,500 Note Payable, Nil Interest, when funds permit, unsecured	$58,551	$62,220

P Beitl £52,540 (2012: £37,983) Note Payable, Nil Interest, when funds permit, unsecured	$114,074	$61,383

R Mcwaters – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$38,020	$40,403

D Voss – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$38,020	$40,403

M Elson – £20,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$30,416	$32,322

N Jones £10,053 Note Payable, Nil Interest, unsecured	$15,289	$16,247

I Hobday – £3,525 Note payable, Nil interest, unsecured	$5,362	$5,697

P Lilley £700 Note Payable, Nil Interest, unsecured	$1,065	$1,130
	$478,160	$448,284
Debt Discount	$-	$(63,777)
	$478,160	$384,507

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

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$34,299,074	$34,299,074

Convertible Preferred Stock and Derivative Liability (continued)

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at June 30, 2013:

Balance at December 31, 2011	$5,731,806
Derivative liability related to LEC debt conversion feature	133,872
Derivative liability related to preferred stock conversion feature	73,866,998
Balance at January 1, 2013	$79,732,676
Derivative liability related to LEC debt conversion feature	(40,749)
Derivative liability related to preferred stock conversion feature	(7,863,255)
Change in Value of Historic Derivatives	(38,690,539)
Balance at March 31, 2013	$33,138,133
Derivative liability related to LEC debt conversion feature	37,059
Derivative liability related to GACR debt conversion feature	48,453
Change in Value of Historic Derivatives	1,075,429
Balance at June 30, 2013 (Unaudited)	$34,299,074

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

Results of Operations for the Three Months Ended June 30, 2013 and June 30, 2012

Summary of Results of Operations

	Three Months Ended June 30,
	2013	2012
Revenue	$429,392	$-
Cost of goods sold	409,165	-

Operating expenses:
General and administrative	523,551	59,114
Amortization and depreciation	9,206	80,005
Total operating expenses	532,757	139,119

Operating loss	(512,530)	(139,119)

Other Income (Expenses)
Stock issued to settle an agreement	(1,237,200)	-
Change in fair value of derivative liability	(1,114,759)	(271,124)
Interest expense	(137,254)	(2,757)

Net loss	$(3,001,743)	$(413,000)

Operating Loss; Net Income (Loss)

We had net loss of $3,001,743 for the three months ended June 30, 2013, compared to a net loss of $413,000 for the three months ended June 30, 2012.  However, this difference was largely a result of non-cash change in fair value of derivative liabilities primarily related to convertible preferred stock outstanding, and, as a result, our net loss of $3,001,743 is not indicative of the results of our operations for the three month-period and should not be viewed as an indicator of our future results.  Our management believes our operating loss of $512,530 for the three months ended June 30, 2013, compared to our operating loss of $139,119 for the three months ended June 30, 2012, is a more accurate indicator of our current results, and more in line with what management believes future quarters will look like until we are successful in generating revenue from our operations.

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

General and Administrative Expenses

General and administrative expenses increased by $464,437 to $523,551 for the three months ended June 30, 2013, from $59,114 for the three months ended June 30, 2012, primarily due to the inclusion now of expenses related to our Liberty Electric Cars and Going Green subsidiaries.  For the six months ended June 30, 2012, we did not have expenses related to Liberty Electric Cars Limited, Newport Coachworks, Inc., and Going Green since we did not own those companies during the three months ended June 30, 2012.

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

Stock issued to settle agreements

There were $1,237,200 worth of shares issued for settlement of agreements for the three months ended June 30, 2013 and no shares issued for compensation in the corresponding period last year.

Interest Expense

Interest expense increased to $137,254 for the three months ended June 30, 2013, compared to $2,757 for the three months ended June 30, 2012.  In the three months ended June 30, 2013 our interest expenses includes amortization of debt discount and interest on its notes payable and credit facilities drawn in order to meet its capital and operating requirements.

Results of Operations for the Six Months Ended June 30, 2013 and June 30, 2012

Summary of Results of Operations

	Six Months Ended June 30,
	2013	2012
Revenue	$647,788	$-
Cost of goods sold	488,012	-

Operating expenses:
General and administrative	1,009,699	178,725
Loss on disposal of equipment	12,516
Share based compensation	214,286
Amortization and depreciation	18,082	160,010
Total operating expenses	1,254,583	338,735

Operating loss	(1,094,807)	(338,735)

Other Income (Expenses)
Stock issued to settle agreement	(1,237,200)	-
Change in fair value of derivative liability	37,616,530	(279,103)
Loss on conversion of preferred shares	(20,375)	-
Interest expense	(183,174)	(3,136)

Net income (loss)	$35,080,974	$(620,974)

Operating Loss; Net Income (Loss)

We had net income of $35,080,974 for the six months ended June 30, 2013, compared to a net loss of $620,974 for the six months ended June 30, 2012.  However, this difference was largely a result of non-cash change in fair value of derivative liabilities primarily related to convertible preferred stock outstanding, and, as a result, our net income of $35,080,974 is not indicative of the results of our operations and should not be viewed as an indicator of our future results.  Our management believes our operating loss of $1,094,807 for the six months ended June 30, 2013, compared to our operating loss of $338,735 for the six months ended June 30, 2012, is a more accurate indicator of our current results, and more in line with what management believes our future quarters will look like until we are successful in generating revenue from our operations.

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

General and Administrative Expenses

General and administrative expenses increased by $830,974 to $1,009,699 for the six months ended June 30, 2013, from $178,725 for the six months ended June 30, 2012, primarily due to the inclusion of expenses related to Liberty Electric Cars and Going Green subsidiaries.  For the six months ended June 30, 2012, we did not have expenses related to Liberty Electric Cars Limited, Newport Coachworks, Inc., and Going Green since we did not own those companies during the six months ended June 30, 2012.

Stock based compensation

Stock based compensation increased by $214,286 from $nil in the same six month period in 2012. The stock based compensation expense pertained to the Kodiak agreement.

Depreciation and Amortization

Our expenses related to depreciation and amortization were $18,082 for the six months ended June 30, 2013, compared to $160,010 for the six months ended June 30, 2012.  The decrease was attributable to certain assets, mainly the long-lived assets of Green Automotive Company, becoming fully amortized and fully impaired in 2012.

Stock issued to settle agreement

There were $1,237,200 worth of shares issued for settlement of agreements for the six months ended June 30, 2013 and no shares issued for compensation in the corresponding period last year.

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

ITEM 5

Other Information

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 6

Exhibits

3.1 (1)	Articles of Incorporation of Green Automotive Company, filed June 3, 2011

3.2 (1)	Articles of Merger of Green Automotive Company, filed October 19, 2011

3.3 (1)	Articles of Merger between Green Automotive Company and Matter of Time I Co., filed December 13, 2012

3.4 (1)	Amended and Restated Bylaws of Green Automotive Company

10.1 (1)	Advisory Agreement by and between Green Automotive Company and Global Market Advisors, Inc. dated July 19, 2010

10.2 (1)	Credit Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated January 1, 2012

10.3 (1)	Settlement, General Release and Conversion Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated June 30,, 2012

10.4 (1)	Assignment Agreement by an between Green Automotive Company and Investment Finance IFC Ltd. Dated January 27, 2012

10.5 (1)	Merger Agreement and Plan of Reorganization by and between Green Automotive Company and Matter of Time I Co. dated February 10, 2012 and completed December 12, 2012.

10.6 (1)	Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated June 28, 2012

10.7 (1)	Amendment No. 1 to Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated December 4, 2012

10.8 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated June 29, 2012

10.9 (1)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company and Newport Coachworks, Inc. dated October 12, 2012

10.10 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Ian Hobday dated December 4, 2012

10.11 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Darren West dated December 4, 2012

10.12 (1)	Employment Agreement by and between Newport Coachworks, Inc. and Carter Read dated October 2012

10.13 (1)	Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012

10.14 (1)	Employment Agreement with Mark Aubry dated December 17, 2012

10.15 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated November 20, 2012

10.16 (1)	Stock Purchase Agreement by and between Green Automotive Company and Mark E. Crone and Bosch Equities, LP dated September 1, 2011

10.17 (1)	Exchange Agreement by and between Green Automotive Company and Investment Finance Company IFC Limited dated June 30, 2012

10.18 (2)	Investment Agreement with Kodiak Capital Group, LLC dated March 14, 2013

10.19 (2)	Registration Rights Agreement with Kodiak Capital Group, LLC dated March 14, 2013

10.20 (3)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company, Liberty Electric Cars Ltd. and Going Green Limited dated February 28, 2013

23.1 (1)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

99.1	Memorandum Decision and Order in Green Automotive Company v. The Barclay Group, Inc., et al., Third Judicial District

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Green Automotive Company a Nevada corporation

Dated: October 25, 2013		/s/ Ian Hobday
	By:	Ian Hobday
	Its:	Chief Executive Officer