Form 10-Q
period 2013-09-30
Green Automotive Co
filed 2013-11-14
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

(800) 863-9098

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 30, 2013, there were 396,132,391 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1

Financial Statements

The unaudited condensed consolidated financial statements of registrant for the three and nine months ended September 30, 2013 and 2012 are below.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Restated)
Current Assets
Cash	$62,183	$87,325
Accounts receivable	48,793	163,389
Inventories	291,635	-
Notes receivable	-	11,329
Investment in joint ventures	335,895	-
Prepaid expenses and deposits	51,850	14,896
Other current assets	65,569	22,693
Total Current Assets	855,925	299,632

Property and equipment, net	676,123	164,065

Other Assets
Goodwill	769,890	-
Total Assets	$2,301,938	$463,697

Current Liabilities
Accounts payable and accrued expenses	$1,614,553	$872,086
Deferred revenue	665,011	422,182
Credit facility and other advances	5,872	73,916
Derivative liability	49,687,966	79,732,676
Share liability on purchase of NCWI	-	250,000
Funds received from FMS not converted into preferred shares	227,009	120,102
Funds received not converted into equity (net of discount)	135,000	-
Sums due to Global Market Advisors	160,141	104,100
Accrued value added taxes	115,948	39,944
Sums due to global trade finance	25,000	25,000
Lease payable	58,990	15,062
Other payables	70,143	27,474
Total Current Liabilities	52,765,633	81,682,542

Long-term Liabilities
Notes payable, net of discounts	631,032	384,507
Total Liabilities	53,396,665	82,067,049

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares authorized at September 30, 2013 and December 31, 2012, $.001 par value, 908,475 and 895,801 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	908	896
Preferred stock, Class B Convertible Preferred Stock 10,000,000 shares authorized at September 30, 2013 and December 31, 2012, $.001 par value, 10,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012.	10,000	10,000
Common stock, 900,000,000 shares authorized, $.001 par value, 395,632,451 and 324,551,468 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	395,632	324,551
Additional paid-in capital	33,519,635	12,700,403
Accumulated other comprehensive loss	(163,596)	(111,307)
Accumulated deficit	(84,857,306)	(94,527,895)
Total Stockholder's Deficit	(51,094,727)	(81,603,352)
Total Liabilities and Stockholders' Deficit	$2,301,938	$463,697

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Operations

For The Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenues	$1,018,823	$78,966	$1,666,611	$78,966
Costs of goods sold	638,448	38,898	1,126,460	38,898
Gross profit	380,375	40,068	540,151	40,068

Operating expenses
Depreciation and amortization	27,412	116,243	45,494	274,933
Loss on disposal of equipment	13,360	-	25,876	-
Impairment of assets	-	4,202,900	-	4,202,900
Research and development	-	6,832	-	6,832
Share based compensation	5,976,916	-	6,191,202	-
General and administrative	1,115,727	597,391	2,125,426	814,042
	7,133,415	4,923,366	8,387,998	5,298,707

Loss before other expenses	(6,753,039)	(4,883,298)	(7,847,846)	(5,258,639)

Other income (expenses)
Stock issued in settlement of an agreement	-	-	(1,237,200)	-
Change in fair value of derivative liability	(18,766,197)	(1,272,028)	18,850,333	(1,551,131)
Gain on conversion of debt to stock	-	-	-	36,606
Loss on conversion of preferred shares	(16,116)	-	(36,490)	-
Other income	162,770	-	162,770	-
Interest expense	(37,805)	(29,230)	(220,980)	(32,366)
	(18,657,348)	(1,301,258)	17,518,433	(1,546,892)

Income / (loss) before income taxes	(25,410,387)	(6,184,556)	9,670,587	(6,805,531)
Income taxes	-	-	-	-
Net income / (loss)	$(25,410,387)	$(6,184,556)	$9,670,587	$(6,805,531)

Net income / (loss) per share Basic	$(0.07)	$(0.02)	$0.03	$(0.02)
Net income / (loss) per share Diluted	$(0.07)	$(0.02)	$0.01	$(0.02)

Weighted average shares (basic)	384,197,678	308,615,184	356,544,473	287,084,173
Weighted average shares (fully diluted)	384,197,678	308,615,184	735,405,168	287,084,173

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Comprehensive Income / (Loss)

For The Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income / (loss)	$(25,410,387)	$(6,184,556)	$9,670,587	$(6,805,531)

Other comprehensive loss, net of tax:
Foreign currency translation	(137,095)	(168,972)	(52,289)	(168,972)

Comprehensive income / (loss)	(25,547,482)	(6,353,528)	9,618,298	(6,974,503)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2013 and 2012

	September 30,
	2013	2012
	(Unaudited)	(Restated)
OPERATING ACTIVITIES:
Net income (loss)	$9,670,587	$(6,805,531)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	45,494	274,747
Debt discount	14,119	-
Loss on disposal of assets	25,876	-
Shares issued for settlement of agreement	1,237,200	-
Shares issued for services rendered	-	150,000
Impairment of Assets	-	4,202,900
Loss on conversion of preferred shares	36,490	36,606
Change in fair value of derivative liability	(18,850,333)	1,551,131
Share based compensation	6,191,202	-
Changes in operating assets and liabilities:
Accounts receivable	143,976	(96,589)
Inventories	(215,942)	-
Other assets	(3,703)	512,875
Prepaid expenses	(17,331)	-
Accounts payable and accrued expenses	661,155	(91,817)
Deferred revenue	207,846	15,204
Other liabilities	115,412	-
Net cash used in operating activities	(737,952)	(250,474)

INVESTING ACTIVITIES:
Proceeds from disposal of vehicles	28,126	-
Cash received from acquisition	14,896	149,497
Purchase of property and equipment	(587,411)	-
Net cash used in investing activities	(544,389)	149,497

FINANCING ACTIVITIES:
Conversion of preference shares	-	-
Proceeds from funds received from FMS	907,839	-
Proceeds from issuance of common stock	-	-
Payments to reduce line of credit	(69,628)	43,310
Proceeds from notes payable	467,406	282,837
Net cash provided by financing activities	1,305,617	326,147

Effect of change in exchange rate on cash	(48,418)	(168,972)
Net (decrease) / increase in cash	(25,142)	56,198

CASH AT BEGINNING PERIOD	87,325	906
CASH AT END OF PERIOD	$62,183	$57,104

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued in exchange for preferred shares	$11,278,686	$-
Common shares issued to settle agreements	$1,237,200	$-
Common shares issued to settle liabilities	$268,142	$475,000
Common shares issued relation to an investment in a JV	$335,895	$-
Common shares issued relation to acquisition	$6,755,290	$-
Preferred shares issued to settle debt	$800,932	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS

We are a corporation originally organized under the laws of the State of Delaware in 1996, but re-incorporated in Nevada effective June 3, 2011.  We formerly operated under the name GANAS Corp. (“GANAS”).  Prior to November 2009, GANAS’ objective was to obtain through acquisition and/or merger transactions assets, which could benefit our shareholders.  Effective November 4, 2009, GANAS acquired Go Green USA LLC, a Nevada limited liability company organized on April 28, 2009 (“Go”), in a share exchange transaction pursuant to which newly issued shares of GANAS common stock were issued in exchange for all of the issued and outstanding membership interests of Go (the “Go Merger”).  The Go Merger resulted in GANAS issuing 1,436,202 shares of its common stock with par value $0.001 for each 1% membership interest in Go, following which GANAS changed its name to Green Automotive Company Corporation (the “Company” or “GACR”).  Effective September 30, 2011, we effected a Change of Domicile, re-incorporating in Nevada and simplifying our name to Green Automotive Company, among other things (the “Re-Incorporation”).

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

Newport Coachworks Transaction

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000.    This transaction closed on October 12, 2012. All shares were issued to Mr. Read as of September 30, 2013.

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

Going Green Transaction

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

TBG TRO

On March 22, 2013, we filed an Ex Parte Motion For Temporary Restraining Order against The Barclay Group (“TBG”) in the Utah District Court in Salt Lake City, Utah (the “Utah TRO”) requesting the Court for permission to instruct our transfer agent to put a Rule 144 restrictive legend on two (2) certificates (representing 1,000,000 shares of GACR Common Stock - the “TBG Shares”) which had been submitted by TBG to MTG Trading (a registered NASD Broker-Dealer) for deposit in “street name” for possible future sale into the public market. After a brief hearing on May 7th, the Court decided that there was enough evidence presented by us to justify a Temporary Restraining Order, and granted our motion.  In order to minimize the possible harm to TBG if TBG were to prevail in the action, the Court ordered us not to issue any additional securities until the matter was resolved.

The following week the Court held a Hearing with all parties to settle on a form of order for the preliminary injunction requested by us, or allow our transfer agent to re-issue the TBG Shares in the name of Cede & Co. (effectively allowing the TBG Shares to be sold as “free-trading” shares in the public market).  At the hearing, the Court decided to Court let the Temporary Restraining Order stand, which served to prevent our transfer agent from re-issuing the TBG Shares in the name of Cede & Co. but left open for additional briefing and consideration the issue of whether the amount of the bond for the injunction should be increased to the difference between the current estimated free market value of the TBG Shares ($250,000 give or take) and the value on the day of the Courts decision. The Court determined that the possible loss to TBG, if it was decided that the TBG Shares should not have been held by our transfer agent and re-legended, was$50,000 and ordered us to post a $50,000 Bond., which we posted.

However, on May 9, 2013 the Court issued its Memorandum Decision and Order in favor of GACR placing a Permanent Injunction on the re-issuance of the TBG Shares without a Rule 144 restrictive legend until such shares were eligible under Rule 144 for the removal of the restrictive legend, which is on or about December 24, 2013. As a result, our bond requirement was canceled and, while TBG has the right to appeal the Memorandum Decision and Order, in our management’s view it is not likely TBG will file an appeal.  We were also released from the terms of the Utah TRO as to the restriction on issuance of additional shares to meet pre-TRO agreements and other agreements to which we are a party which require the issuance of additional shares of our stock.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

The unaudited condensed interim consolidated financial statements at September 30, 2013 and for the three and nine-month periods ended September 30, 2013 and 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of our operating results in future periods.

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

Going Concern

The Company has sustained losses since its inception on April 28, 2009. It has an accumulated deficit of $84,857,306 from inception through September 30, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with a business entity for the combination of that target company with the Company (see Note 4).

There is no assurance that the Company will ever be profitable. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging economic conditions. Accordingly, actual results may differ from estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 2013 and December 31, 2012.

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

Investment in Joint Venture

The Company applies the equity method for the 30% investment to its joint venture interest in Powabyke, a privately-held UK company, since quoted market prices are not available and the Company, has the ability to exercise significant influence over operating and financial policies of the joint venture. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee.

Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted affiliate’s net income (loss) including changes in capital of the affiliates. In addition, dividends received from the equity-accounted company reduce the carrying value of the Company’s investment.  If there is an other-than-temporary decline in the market value of the investment, an impairment charge is recorded. As of September 30, 2013, based on management’s evaluation the investment in the joint venture is not impaired.

Inventories

The Company’s inventories are valued at lower of cost or market, as determined by the first-in, first out (FIFO) method.

Concentrations

The Company currently maintains substantially all of its cash with major financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Newport Coachworks, Inc. has one customer, that being Don Brown Bus Sales and in the nine months ended September 30, 2013 they accounted for $828,883 of sales. Liberty Electric Cars Limited has one customer, that being Navistar and in the nine months ended September 30, 2013, they accounted for $126,086 of sales.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There are no impairment charges for the three and nine months ended September 30, 2013, but there was an impairment charge related to write off of Goodwill on consolidation of Liberty and write down of Licenses and homologation costs amounted to $4,202,900 for three and nine months ended September 30, 2012.

The Company has recorded the impairment loss of goodwill and other intangible assets under operating expense (Impairment of assets).

The Company determined that there was an indicator of impairment in goodwill and other intangibles during the nine months ended September 30, 2012 because of the lowered revenue and cash flow projections. The Company use the present value technique for the impairment testing.

The Company determined that there was an indicator of impairment related to license and homologation costs during nine months ended September 30, 2012 due to the failure to get the Zyote vehicle through the homologation process.

Derivative Instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in the fair value are recorded in the unaudited condensed consolidated statement of income under other income (expense).

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Refer to note 17 for details.

Fair Value Measurements

ASC 820, “ Fair Value Measurements ”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Refer to note 17 for details.

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

Earnings per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including 608,475 (net of 300,000 forfeit shares) for September 2013 and 500,000 for September 2012 Series A Convertible Preferred Stock, using the if-converted method, 18,000,000 for September 2013 and 4,000,000 for September 2012 Stock Options, using the treasury stock method, and 2,013,070 shares for September 2013 (nil September 2012) for convertible loan notes, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded in operating expenses in the unaudited condensed consolidated statement of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net loss.

Recent Accounting Pronouncements

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the condensed consolidated financial statements and related disclosures.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the condensed consolidated financial statements and related disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the condensed consolidated financial statements and related disclosures.

In July 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance allows an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The adoption of this update did not have a material impact on the condensed consolidated financial statements and related disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the condensed consolidated financial statements and related disclosures.

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

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock (The Company valued the common shares at $0.05 per share based on price paid in similar transactions involving the Company’s common stock) due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding ($500,000) as discussed below GACR will issue Mr. Read up to all of the GACR Additional Shares.  This transaction closed on October 12, 2012. All shares were issued as of September 30, 2013

As noted above, we have a financing obligation to NCWI under the NCWI Agreement under which we are agreed to provide up to One Million Dollars ($1,000,000) to NCWI pursuant to the forecasted timeline set forth in Schedule 1.7 of the NCWI Agreement. The total funding is made up of $500,000 as the forecasted requirement for initiating internal combustion engine based bus manufacturing and $500,000 as the forecasted requirement for reaching pre-production stage in electric bus manufacturing. Both parties to the NCWI Agreement agreed that the funding requirements are forecasted amounts which may rise or fall according to business requirements and may be modified by the parties as needed. A further twenty two million (22,000,000) shares of our common stock was issued to Mr Carter Read on July 18, 2013 for securing binding purchase orders from Don Brown Bus Sales.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed for the LEC and NCWI are shown below.

	LIBERTY ELECTRIC CARS LIMITED	NEWPORT COACHWORKS
Cash	$149,497	$1,000
Notes receivable	212,773	-
Other current assets	492,174	-
Property and equipment, net	197,469	-
Intangible asset (covenant not to compete)	1,500,000	-
Other intangible assets (Goodwill)	2,233,543	249,000
Total assets acquired	4,785,456	250,000

Accounts payable and accrued expenses	446,945	-
Deferred revenue	182,982	-
Notes payable	625,195	-
Other	43,225	-
Total liabilities assumed	1,298,347	-

Net assets acquired	$3,487,109	$250,000

Final Consideration
39,742,178 Common Stock issued for Liberty @ 5 cents	1,987,109
300,000 Series A Preferred Shares issued @$5	1,500,000
5,000,000 Common Stock issued for NCI @ 5 cents		250,000
	$$3,487,109	$$250,000

On January 31, 2013, the Company signed a binding agreement to buy UK-based electric vehicle distributor Going Green Limited (www.goingreen.co.uk ). Doing business under the brand name, “GoinGreen”, it has sold over 1400 of the highly successful G-Wiz electric vehicles, making it one of Europe’s largest single retailers of electric vehicles.  Going Green Ltd was founded in 2002 and in the early days, set itself the mission to minimize the effects of climate change by encouraging carbon-neutral motoring. The company pioneered electric vehicles in the UK with the G-Wiz, an electric vehicle designed in California and manufactured in India by the Indo-Reva Electric Car Company, making London the capital of the electric vehicle (EV). The deal was completed in the second quarter of 2013 when 1,562,498 shares of GACR common stock was exchanged for 100% of the issued and outstanding securities of Going Green Limited (an England and Wales private limited company). Due to the TRO the shares were not released by our transfer agent until June 24, 2013.

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

The acquisition method of accounting is based on ASC Subtopic 805-10, “ Business Combinations ,” and uses the fair value concepts defined in ASC Subtopic 820-10, “ Fair Value Measurements and Disclosures ”. The purchase price for the LEC, NCWI and Going Green businesses was allocated to the net tangible and intangible assets based upon their fair values as of the respective acquisition dates. The allocation of the purchase price was based upon a valuation and the estimates and assumptions were subject to change within the measurement period. The excess of the purchase price over the fair values of the net tangible assets and intangible assets, if any, was recorded as goodwill and is generally driven by our expectations of our ability to realize synergies and achieve our strategic growth objectives.

The goodwill recorded in connection with the LEC, NCWI and Going Green acquisitions were $3,733,543, $249,000 and $769,890, respectively, on each transaction acquisition date.

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the three and nine months ended September, 2013 and 2012 (unaudited).

For The Three and Nine Months Ended September 30, 2013 and 2012

Unaudited

	For the three months ended Sept 30,		For the nine months ended Sept 30,
	2013	2012	2013	2012
Revenues	$1,018,823	$313,837	$1,850,336	$745,661
Costs of goods sold	$638,448	$146,832	$1,234,212	$477,752
Gross profit	380,375	167,005	616,125	267,909

Operating expenses
Depreciation and amortization	$27,412	$116,243	$46,479	$282,270
Loss on disposal of equipment	13,360	-	25,876	-
Impairment of assets	-	4,202,900	-	4,202,900
Research and development	-	6,832	-	6,832
Share based compensation	5,976,916	-	6,191,202	-
General and administrative	1,115,726	779,580	2,242,400	1,168,549
	7,133,414	5,105,555	8,505,958	5,660,551

Loss before other expenses	(6,753,038)	(4,938,549)	(7,889,832)	(5,392,642)

Other income (expenses)
Stock issued in settlement of an agreement	-	-	(1,237,200)	-
Change in fair value of derivative liability	(18,766,197)	(1,272,028)	18,850,333	(1,551,131)
Gain on conversion of debt to stock	-	-	-	36,606
Loss on conversion of preferred shares	(16,116)	-	(36,490)	-
Other income	162,770	-	162,770	-
Interest expense	(37,805)	(28,948)	(220,980)	(34,116)
	(18,657,348)	(1,300,976)	17,518,433	(1,548,641)

Profit / (loss) before income taxes	(25,410,387)	(6,239,525)	9,628,601	(6,941,283)
Income taxes	-	-	-	-
Net income / (loss)	$(25,410,387)	$(6,239,525)	$9,628,601	$(6,941,283)

Net income / (loss) per share (basic)	$(0.07)	$(0.02)	$0.03	$(0.02)
Net income / (loss) per share (diluted)	$(0.07)	$(0.02)	$0.01	$(0.02)

Weighted average shares outstanding (basic)	384,197,678	308,615,184	356,544,473	287,084,173
Weighted average shares outstanding (diluted)	384,197,678	308,615,184	735,405,168	287,084,173

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following: as of September 30, 2013 (unaudited) and December 31, 2012:

	September 30, 2013	December 31. 2012
Trade receivables	$48,793	$113,429
Grant monies receivable	-	49,960
	$48,793	$163,389

Our sale of bus terms are cash on delivery.

6. INVENTORIES

Inventories consist of raw materials and work in progress. These pertain to the bus production in the NCWI facility. The Company’s inventories are valued at cost, as determined by the first-in, first out (FIFO) method; in aggregate such valuations are not in excess of market and consisted of the following as of September 30, 2013 (unaudited) and December 31, 2012:

	September 30, 2013	December 31. 2012
Raw materials	$96,059	$-
Goods in Transit	46,957	-
Work in progress	148,619	-
	$291,635	$-

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following: as of September 30, 2013 (unaudited) and December 31, 2012:

	September 30, 2013	December 31, 2012
Leasehold improvements	$21,083	$10,149
Furniture and fixtures	8,082	8,086
Equipment	677,774	111,973
Computer hardware and software	114,705	32,963
Vehicles	28,659	92,938
	850,303	256,109
Less accumulated depreciation	(174,180)	(92,044)

	$676,123	$164,065

Our property and equipment in 2013 are located equally in terms of value in California and in the United Kingdom (the “UK”). The UK assets are acquired as part of the LEC Entities Going Green acquisitions (see Note 4). For the nine months ended September 30, 2013 and September 30 2012, depreciation expense was $45,494 and $15,992, respectively.

8. GOODWILL & INTANGIBLE ASSETS

Intangible assets consist of the following and were mainly related to the LEC acquisition (unaudited):

	Sept 30, 2013	December 31, 2012
Goodwill on purchase of Going Green	$769,890	$-
Goodwill on purchase of Newport Coachworks	-	-
Go License	500,000	500,000
Crash test homologation costs	228,912	228,912
Liberty acquired technology	619,462	619,462
Assembled workforce	689,000	689,000
Trade name and website	45,000	45,000
Non-compete agreement	1,500,000	1,500,000
	4,352,264	3,582,374
Less amortization and impairment	(3,582,374)	(3,582,374)

	$769,890	$-

Amortization expense was $0 for the nine months ended September 30, 2013 and $258,755 for the nine months ended September 30, 2012. Additionally, the Company impaired the remaining basis in the intangibles during the year ended December 31, 2012 as management revised its sales forecast for the product which impaired the goodwill as of December 31, 2012. There was no impairment of goodwill for the nine months ended September 30, 2013.

9. DEFERRED REVENUE

Deferred revenue consists of the following: as of September 30, 2013 (unaudited) and December 31, 2012:

	September 30, 2013	December 31. 2012
Deferred Grant Income	$495,362	$307,226
Deferred membership fees	$169,649	$114,956
	$665,011	$422,182

10. SHARE LIABILITY ON PURCHASE OF NCWI

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder. The shares were issued on July 18, 2013, due to the release of the TRO restrictions.

11. FUNDS RECEIVED FROM FMS NOT CONVERTED INTO PREFERRED SHARES

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

The Company has received advances during the nine months ended September 30, 2013 in the amount of $907,839. These advances were made directly from FMS. These advances are due upon demand and do not bear any interest. The Company converted $180,188 of the advances in the first quarter of 2013 to 21,841 shares of the Company’s preferred stock at $8.25 per share. It converted a further $620,743 of the advances in the second quarter of 2013 to 95,485 shares of the Company’s preferred stock (51,385 @ $5 a share and 44,098 @ $8.25 a share). At September 30, 2013 $227,009 had not been converted into preferred shares.

12. FUNDS RECEIVED FROM SHAREHOLDER NOT CONVERTED INTO PREFERRED SHARES

The Company has received advances during the nine months ended September 30, 2013 in the amount of $135,000. These advances were made directly from the shareholder. These advances are due upon demand and do not bear any interest. The shareholder has agreed to convert this amount in to Series A preferred stock.

13. SUMS DUE TO GLOBAL MARKET ADVISORS

On July 19, 2010, we entered into an Advisory Agreement (the “Advisory Agreement’) with Global Market Advisors, Inc., a Nevada corporation (“GMAI”).  Under the Advisory Agreement, GMAI was retained by us to assist with a variety of services, including, but not limited to, assisting us with our filings as a public company, making the public aware of us and our business, and provide general advice to our management in order to execute our business plan and strategy. The agreement was terminated with effect on July 31, 2013. In exchange for the services we agreed to compensate GMAI and at September 30, 2013 $160,141 has been accrued to cover all costs and fees owed.

14. SUMS DUE TO GLOBAL TRADE FINANCE

On January 1, 2012 the Company made and entered into a credit facility with Global Trade Finance (“GTF”) to provide credit up to $250,000.  The Company had drawn down $79,000 of the facility through the second quarter of 2012.  The effective rate of interest is 8% on the facility, and the facility was to be secured by 5,000,000 shares of Green Auto common stock, and the advances made to the Company under the credit facility were not reduced to Convertible Notes. The facility was to be due January 1, 2013, or up to twenty four months if demand for repayment is not made, however, effective September 30, 2012, the $79,000 was converted into 1,500,000 shares of the Company’s common stock. The Company recorded $4,000 gain on settlement of debt. The Company also borrowed another $25,000 on this facility that it still owes under the same terms listed above as of September 30, 2013.

15. NOTES PAYABLE, NET OF DISCOUNTS

Notes Payable	September 30, 2013	December 31, 2012

N Eckert - £116,625 Note Payable, 12% interest, due upon the company raising in excess of £500,000 on OTCBB market, unsecured	$188,186	$188,478

R Knight £38,500 Note Payable, Nil Interest, when funds permit, unsecured	$62,124	$62,220

P Beitl £96,145 (2012: £37,983) Note Payable, Nil Interest, when funds permit, unsecured	$155,140	$61,383

R Mcwaters – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$40,340	$40,403

D Voss – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$40,340	$40,403

M Elson – £20,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	$32,272	$32,322

N Jones £10,053 Note Payable, Nil Interest, unsecured	$16,222	$16,247

I Hobday – £3,525 Note payable, Nil interest, unsecured	$5,686	$5,697

P Lilley £700 Note Payable, Nil Interest, unsecured	$1,130	$1,130

L G Capital Note payable, 8% Interest, unsecured, convertible at 50% discount to market price after 180 days	$51,500	$-

Auctus Note Payable, 8% Interest, unsecured, convertible at 42% discount to market price after 180 days	$37,750	$-

JMJ Financial Note Payable, interest 12% after 90 days, unsecured, convertible at 40% discount to market price	$50,000	$-

	$680,690	$448,284
Debt Discount	$(49,658)	$(63,777)
	$631,032	$384,507

As part of the acquisition of Liberty Electric described in Note 4 above, the Company had $625,195 in notes payable. Most of these notes are non-interest bearing and due upon demand. Four notes with a total amount of $211,240 were converted into 1,004,180 shares of GACR common stock. One note in the amount of $5,686 has an interest rate of nil% and is due to a related party. The balance due on the other notes at September 30, 2013 is $675,004 and at December 31, 2012 $5,697 was owed to a related party and the remaining notes totalled $442,587.

16. STOCK INCENTIVE PLAN

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

There were 4,000,000 unvested stock options as of September 30, 2013 and December 31, 2012. The Company granted 18,000,000 stock options during the year ended December 31, 2012. No options were granted during the nine months ended September 30, 2013. The Company also did not record any stock option expense for the quarters ended September 30, 2013 and 2012.

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

	September 30 2013		December 31, 2012
Expected volatility	88%		88%
Expected dividends	−	%	−	%
Expected terms (in years)	3		3
Risk-free rate	0.36%		0.36%
Forfeiture rate	−	%	−	%

A summary of option activity as of September 30, 2013 and December 31, 2012, and changes during the periods then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2011	4,000,000	$0.002	1.41	$191,500
Granted	18,000,000	0.42	2.90	−
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−
Outstanding at December 31, 2012	22,000,000	$0.34	2.44	$191,500
Exercisable at December 31, 2012	18,000,000	$0.42	3.00	$ −

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2013	22,000,000	$0.34	2.44	$191,500
Granted	−	−	−	−
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−
Outstanding at September 30, 2013	22,000,000	$0.34	2.19	$191,500
Exercisable at September 30, 2013	18,000,000	$0.42	2.75	$ −

17. STOCKHOLDERS’ DEFICIT

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

On or about December 26, 2012, the Company issued an additional 12,121 CPS to FMS for cash at a price of $8.50 per CPS.

On or about February 15, 2013, FMS converted 62,500 Series A preferred shares into 20,437,331 shares of our common stock.

On or about March 6, 2013, the Company issued an additional 21,841 CPS to FMS for cash at a price of $8.50 per CPS in settlement of $180,188 advances from related party.

On or about July 26, 2013, the Company issued an additional 95,485 CPS to FMS for cash, 51,387 at a price of $5 per CPS and 44,098 at a price of $8.5 per CPS in settlement of $620,743 advances from related party.

On or about July 29, 2013, 42,152 Series A Preferred Shares were converted into 16,156,335 shares of our common stock.

The CPS is convertible into Company’s common stock in accordance with the following formula:

No. of common shares to be issued upon conversion of CPS =

No. of common stock outstanding on date of conversion x 0.000001 x No. of preferred stock being converted.

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the CPS, the conversion feature is classified as derivative liabilities and recorded at fair value.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company initially recognized the fair value of the embedded conversion feature of the CPS on date of issuance and was charged to operations. On September 30, 2013, the Company recorded a mark-to-market adjustment based on the fair value of the derivative liability on that date which resulted in a gain of $18,850,333. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.26, a conversion price of $0.008 expected volatility of 133%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.10%. As of September 30, 2013, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 243,774,831 common shares.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$18,850,333	$18,850,333

The following table summarizes the derivative liabilities included in the unaudited condensed consolidated balance sheet at September 30, 2013:

Balance at December 31, 2011 (Audited)	$5,731,806
Derivative liability related to LEC debt conversion feature	133,872
Derivative liability related to preferred stock conversion feature	73,866,998
Balance at January 1, 2013 (Audited)	$79,732,676
Derivative liability released due to conversion	(7,904,004)
Change in Value of Historic Derivatives	(38,690,539)
Balance at March 31, 2013 (Unaudited)	$33,138,133
Derivative liability related to new debt issuance	46,182
Change in Value of Historic Derivatives	1,114,759
Balance at June 30, 2013 (Unaudited)	$34,299,074
Derivative liability released due to conversion	(3,377,305)
Change in Value of Historic Derivatives	18,766,197
Balance at September 30, 2013 (Unaudited)	$49,687,966

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

On or about April 1, 2013, the Company issued 1,712,999 shares to the owners of Going Green Limited (a UK company) to acquire 100% of the business. Due to the TRO the shares were not released by our transfer agent until 24th June 2013.

On or about May 9, 2013, the Company issued 1,050,000 shares of its common stock to Metro-Electric PLC to secure a 30% investment in the Powabyke brand of Electric Bikes owned by Metro-Electric PLC.

On or about May 9, 2013, the Company issued 1,500,000 shares of its common stock each to Gary Spaniak Sr and Ron Davis to compensate them for Liberty Electric Cars Limited withdrawing from the Merger with ELCR in order to be acquired by GACR.

On or about July 18, 2013, the Company issued 27,000,000 shares of its common stock to Carter Read of which 5,000,000 was in relation to the purchase of Newport Coachworks, Inc. and 22,000,000 was in relation to Mr. Read securing purchase orders in excess of sixty (60) units.

On or about July 29, 2013, the Company converted 42,152 Series A Preferred Stock in to 16,156,335 shares of its common stock.

On or about September 20, 2013, the Company issued 1,188,603 shares of its common stock. Of those shares, 1,046,618 were issued in connection with convertible debt, 27,939 were issued to a member of staff to retain their services, and 114,046 were issued in lieu of rent payments.

18. INCOME TAXES

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

We file income tax returns in the U.S. with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2013 and December 31, 2012. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

19. CONTINGENCIES

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

Management has not accrued for this event in the financial statements as its not determinable whether the Company is liable for this as Steve Wells, a former director with the Company is no longer serving with the Company. The Company expects that if they are served that the expected loss could be between zero to $3,717,615.

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Green Automotive Company for the period ended September 30, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

In August 2009, prior to the Go Merger, Go entered into a Memorandum of Understanding with a subsidiary of  Zyote Holding Group, a Chinese automotive manufacturer (collectively, “Zyote”) which, on January 29, 2010, was reduced to a definitive Exclusive Agreement of Distribution and Service between the Issuer and Zyote (the “Zyote Agreement”).  On July 20, 2010, the Zyote Agreement was amended and restated “between the Issuer and Yongkang Titan Imp. & Exp. Co., Ltd., a reported subsidiary of Zyote,” and then on December 21, 2010, the Zyote Agreement was further amended and restated between the Issuer and Zhejiang Titan Imp. & Exp. Co., Ltd., another reported Zyote subsidiary.

On January 29, 2010, following the execution of the Zyote Agreement we changed our primary SIC Code to 5012 for automobiles.

Following the Go Merger, and throughout the 2010 and 2011 fiscal years we devoted all of our resources to the homologation of the all-electric Zyote Sport Utility Vehicle (“SUV”) with the intent to import and distribute the SUV throughout the U.S. pursuant to the Zyote Agreement.  However, after taking several SUV’s through the required tests to comply with the standard safety benchmarks required by the U.S. Department of Transportation (“DOT”) and the U.S. Federal Motor Vehicle Safety Standards (“FMVSS”) to determine the safety and US marketability of the SUV, we elected to modify our business plan so as to not be dependent upon one supplier, one product and only one segment of the new all-electric automotive industry, and instead to be involved in two areas of the industry: the import, testing and distribution of foreign and domestic manufactured Eco- friendly passenger vehicles (“Passenger Vehicles”), Municipal Transit Buses, School Buses, Limousines, and Airport and Hotel Shuttle Vans (collectively, “Mass-Transit Vehicles”), and the conversion of conventional internal combustion engine driven vehicles into all-electric powered vehicles (“Conversion Vehicles”), with the medium term goal of becoming the first manufacturer of all-electric Mass-Transit Vehicles and  Conversion Vehicles.

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

Results of Operations for the Three Months Ended September 30, 2013 and September 30, 2012

Summary of Results of Operations

	Three Months Ended September 30,
	2013	2012
Revenue	$1,018,823	$78,966
Cost of goods sold	638,448	38,898

Operating expenses:
General and administrative	1,115,727	597,391
Share based compensation	5,976,916	-
Loss on disposal of equipment	13,360	-
Impairment of Assets	-	4,202,900
Research & Development	-	6,832
Amortization and depreciation	27,412	116,243
Total operating expenses	7,133,415	4,923,366

Operating loss	(6,753,039)	(4,883,298)

Other Income (Expenses)
Change in fair value of derivative liability	(18,766,197)	(1,272,028)
Loss on conversion of preferred shares	(16,116)
Other income	162,770
Interest expense	(37,805)	(29,230)

Net loss	$(25,410,387)	$(6,184,556)

Operating Loss; Net Income (Loss)

We had net loss of $25,410,387 for the three months ended September 30, 2013, compared to a net loss of $6,184,556 for the three months ended September 30, 2012.  However, these net losses were largely a result of non-cash change in fair value of derivative liabilities primarily related to convertible preferred stock outstanding, and, as a result, our net loss of $25,410,387 is not indicative of the results of our operations and should not be viewed as an indicator of our future results.  Our management believes our operating loss of $6,753,039 for the three months ended September 30, 2013, compared to our operating loss of $4,883,298 for the three months ended September 30, 2012, is a more accurate indicator of our current results, and more in line with what management believes our future quarters will look like until we are successful in generating additional revenue from our operations.

Revenue

Our revenue from the three months ended September 30, 2013 was $1,018,823 compared to $78,966 for the three months ended September 30, 2012.  Our revenue was derived from the operations of our three core subsidiaries, Newport Coachworks, Inc, Liberty Electric Cars Limited and Going Green Limited. All three generated revenues for the whole three months.  This revenue is generated from bus sales, E-tech consulting work and E-care servicing work.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2013 were $638,448, compared to $38,898 for the same period in 2012. The cost of goods sold for the three months ended September 30, 2013 was derived from the operations of our three core subsidiaries, Newport Coachworks, Inc, Liberty Electric Cars Limited and Going Green Limited.  Our cost of goods sold as a percentage of revenues decreased as we closed a technology project in the quarter with relatively low cost of sales.

General and Administrative Expenses

General and administrative expenses increased by $518,336 to $1,115,727 for the three months ended September 30, 2013, from $597,391 for the three months ended September 30, 2012, primarily due to the inclusion now of expenses related to our Newport Coachworks and Going Green subsidiaries.  For the three months ended September 30, 2012, we did not have expenses related to Liberty Electric Cars Limited for the complete period and as for Newport Coachworks, Inc., and Going Green we did not own these two companies at all during the three months ended September 30, 2012.

Share based compensation

There were $5,976,916 worth of shares issued by way of compensation for the three months ended September 30, 2013 and no shares issued for compensation in the corresponding period last year. The main transaction was 22 million shares ($5,940,000) issued to Carter Read as a result of Newport Coachworks, Inc. receiving purchase orders totalling in excess of sixty (60) vehicles.

Impairment of assets

We have no impairment in the current three month period ended September 30, 2013 but did have $4,202,900 in the corresponding period for last year. This represented the writing off of Intangible assets following the acquisition of Liberty.

Research & Development

We have no Research and Development costs in the current three month period ended September 30, 2013 but did have $6,832 in the corresponding period for last year.  This represented some costs pertaining to an in-house Electric vehicle project.

Depreciation and Amortization

Our expenses related to depreciation and amortization were $27,412 for the three months ended September 30, 2013, compared to $116,243 for the three months ended September 30, 2012.  The decrease was attributable to certain assets, mainly the long-lived assets of Green Automotive Company, becoming fully amortized and fully impaired in 2012.

Change in Fair Value of Derivative Liability

During the three months ended September 30, 2013, we had a change in fair value of derivative liability of (18,766,197) primarily related to the issuance of the Series A Preferred Stock and Liberty’s convertible notes and the change in the fair value of our common stock during the three months ended September 30, 2013, compared to ($1,272,028) for the three months ended September 30, 2012, all of which related to change in stock price and thus affect the calculation of the derivative liability.

Interest Expense

Interest expense increased to $37,805 for the three months ended September 30, 2013, compared to $29,230 for the three months ended September 30, 2012.  In the three months ended September 30, 2013 our interest expenses includes amortization of debt discount and interest on its notes payable and credit facilities drawn in order to meet its capital and operating requirements.

Results of Operations for the Nine Months Ended September 30, 2013 and September 30, 2012

Summary of Results of Operations

	Nine Months Ended September 30,
	2013	2012
Revenue	$1,666,611	$78,966
Cost of goods sold	1,126,460	38,898

Operating expenses:
General and administrative	2,125,426	814,042
Loss on disposal of equipment	25,876	-
Share based compensation	6,191,202	-
Impairment of assets	-	4,202,900
Research & Development	-	6,832
Amortization and depreciation	45,494	274,933
Total operating expenses	8,387,997	5,298,707

Operating loss	(7,847,846)	(5,258,639)

Other Income (Expenses)
Stock issued to settle agreement	(1,237,200)	-
Gain on conversion of debt to stock	-	36,606
Change in fair value of derivative liability	18,850,333	(1,551,131)
Loss on conversion of preferred shares	(36,490)	-
Other income	162,770	-
Interest expense	(220,980)	(32,366)

Net income (loss)	$9,670,587	$(6,805,531)

Operating Loss; Net Income (Loss)

We had net income of $9,670,587 for the nine months ended September 30, 2013, compared to a net loss of $6,805,531 for the nine months ended September 30, 2012.  However, this difference was largely a result of non-cash change in fair value of derivative liabilities primarily related to convertible preferred stock outstanding, and, as a result, our net income of $9,670,587 is not indicative of the results of our operations and should not be viewed as an indicator of our future results.  Our management believes our operating loss of $7,847,846 for the nine months ended September 30, 2013, compared to our operating loss of $5,258,639 for the nine months ended September 30, 2012, is a more accurate indicator of our current results, and more in line with what management believes our future quarters will look like until we are successful in generating additional revenue from our operations.

Revenue

Our revenue from the nine months ended September 30, 2013 was $1,666,611 compared to $78,966 for the nine months ended September 30, 2012.  Our revenue was derived from the operations of our three core subsidiaries, Newport Coachworks, Inc, Liberty Electric Cars Limited and Going Green Limited. All three generated revenues for the nine-month period.  This revenue is generated from bus sales, E-tech consulting work and E-care servicing work.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2013 were $1,126,460, compared to $38,898 for the same period one year ago.  The cost of goods sold for the nine months ended September 30, 2013 was derived from the operations of our three core subsidiaries, Newport Coachworks, Inc, Liberty Electric Cars Limited and Going Green Limited.  Our cost of goods sold as a percentage of revenues decreased as we closed a technology project in the quarter with relatively low cost of sales.

General and Administrative Expenses

General and administrative expenses increased by $1,311,384 to $2,125,426 for the nine months ended September 30, 2013, from $814,042 for the nine months ended September 30, 2012 primarily due to the inclusion now of expenses related to our Newport Coachworks and Going Green subsidiaries.  For the nine months ended September 30, 2012, we did not have expenses related to Liberty Electric Cars Limited for the complete period and as for Newport Coachworks, Inc., and Going Green we did not own these two companies at all during the nine months ended September 30, 2012.

Stock based compensation

Stock based compensation increased by $6,191,202 in the nine months ended September 30, 2013, from $nil in the same nine month period in 2012. The main transaction was 22 million shares ($5,940,000) issued to Carter Read as a result of Newport Coachworks, Inc. receiving purchase orders totalling in excess of sixty (60) vehicles. In addition, $214,826 of the stock based compensation expense pertained to the Kodiak agreement.

Impairment of assets

We have no impairment in the current three month period ended September 30, 2013 but did have $4,202,900 in the corresponding period for last year. This represented the writing off of Intangible assets following the acquisition of Liberty.

Research & Development

We did not have any research and development costs in the nine-month period ended September 30, 2013 but did have $6,832 in the corresponding period for last year.  This represented some costs pertaining to an in-house Electric vehicle project.

Depreciation and Amortization

Our expenses related to depreciation and amortization were $45,494 for the nine months ended September 30, 2013, compared to $274,933 for the nine months ended September 30, 2012.  The decrease was attributable to certain assets, mainly the long-lived assets of Green Automotive Company, becoming fully amortized and fully impaired in 2012.

Stock issued to settle agreement

There were $1,237,200 worth of shares issued for settlement of agreements for the nine months ended September 30, 2013 and no shares issued for compensation in the corresponding period last year.

Change in Fair Value of Derivative Liability

During the nine months ended September 30, 2013, we had a change in fair value of derivative liability of $18,850,333 primarily related to the issuance of the Series A Preferred Stock and Liberty’s convertible notes and the change in the fair value of our common stock during the nine months ended September 30, 2013, compared to ($1,551,131) for the nine months ended September 30, 2012, all of which related to change in stock price and thus affect the calculation of the derivative liability.

Interest Expense

Interest expense increased to $220,980 for the nine months ended September 30, 2013, compared to $32,366 for the nine months ended September 30, 2012.  In the nine months ended September 30, 2013 our interest expenses includes amortization of debt discount and interest on its notes payable and credit facilities drawn in order to meet its capital and operating requirements.

Loss on Conversion of Preferred Shares

During the nine months ended September 30, 2013, we had a loss in conversion of preferred shares of $36,490, due to the conversion of some shares of our Series A Preferred Stock in to shares of our common stock during the quarter, compared to $0 for nine months ended September 30, 2012.

Liquidity and Capital Resources for Nine Months Ended September 30, 2013 and 2012

Introduction

During the nine months ended September 30, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of September 30, 2013 was $62,183 and our monthly cash flow burn rate is approximately $60,000, excluding professional fees and consultants on an as needed basis.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2013 compared to December 31, 2012, respectively, are as follows:

	September 30, 2013	December 31, 2012	Change

Cash	$62,183	$87,325	$(25,142)
Total Current Assets	855,925	299,632	556,293
Total Assets	2,301,938	463,697	1,838,241
Total Current Liabilities	52,765,633	81,682,542	(28,916,909)
Total Liabilities	$53,396,665	$82,067,049	$(28,670,384)

Our total assets increased by $1,838,241 as of September 30, 2013 compared to December 31, 2012. The increase in total assets was primarily attributed to increase in Goodwill of $769,890 following the acquisition of Going Green, increase in Group assets following ramp in Newport Coachworks of $512,058 and we made an investment in joint ventures of $335,895 related to our investment in Powabyke EV Limited.

Our current liabilities decreased by $28,916,909, as of September 30, 2013 as compared to December 31, 2012.  A large portion of this decrease was due to a decrease in derivative liability of $30,044,710 between the two periods, which is the result of the mark-to-market adjustments for the convertible instruments.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of September 30, 2013 of $62,183 and $87,325 as of December 31, 2012.  Based on our revenues, cash on hand and current monthly burn rate, around $60,000, excluding professional fees and consultants on an as needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided by (used in) operating activities of ($737,952) for the nine months ended September 30, 2013, as compared to ($250,474) for the nine months ended September 30, 2012.  For the period in 2013, the net cash used in operating activities consisted primarily of our net income of $9,670,587, adjusted by the change in fair value of derivative liability of ($18,850,333), shares issued for settlement of agreement $1,237,200, share based compensation of $6,191,202, depreciation and amortization of $45,494, Debt discount of $14,119, loss on conversion of preferred shares of $36,490, loss on shares issued for settlement of debt $1,237,200, and loss on disposal of assets of $25,876, plus changes in: inventories of ($215,942), prepaid expenses of ($17,331), other assets of ($3,703), accounts payable and accrued expenses of $661,155, accounts receivable of $143,976, deferred revenue of $207,846, and other liabilities of $115,412.  For the nine months ended September 30, 2012, the net cash provided by operating activities consisted primarily of our net loss of ($6,805,531), adjusted by the change in fair value of derivative liability of $1,551,131, depreciation and amortization of $274,747, shares issued for services rendered $150,000, impairment of assets of $4,202,900, loss on conversion of preferred shares $36,606, plus changes in: accounts receivable of ($96,589), other assets of $512,875, accounts payable and accrued expenses of ($91,817), and deferred revenue of $15,204.

Investments

We had net cash used in investing activities of ($544,389) for the nine months ended September 30, 2013 compared to $149,497 for the nine months ended September 30, 2012.  In the nine months ended September 30, 2013 the net cash provided by investing activities related mainly to purchase of property and equipment of ($587,411), offset by proceeds from disposal of vehicles of $28,126, and proceeds from acquisition of $14,896. In nine months ended September 30, 2012 we received cash of $149,497 from acquisition.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2013 was $1,305,617 compared to $326,147 for the nine months ended September 30, 2012.  For the period in 2013, proceeds from issuance to FMS amounted to $907,839, our financing activities consisted of $467,406 proceeds from notes payable, offset by ($69,628) in payments to reduce line of credit. In nine months ended September 30, 2012 we received $282,837 proceeds from notes payable, increased by $43,310 in additional lines of credit.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of September 30, 2013, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c)

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, we issued the following unregistered securities:

On September 20, 2013, we issued 503,054 shares of our common stock to Wesley Jacobs in lieu of $50,000 Convertible loan note and issued 543,564 shares of our common stock to Todd Jorgensen in lieu of $50,000 Convertible loan note.. The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investors were either accredited or sophisticated and familiar with our operations.

On September 20, 2013, we issued 27,939 shares of our common stock to Paul Fickweiller in lieu of a retention bonus.  Mr. Fickweiller is a key member of our staff on the replacement Azalai program.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

On September 20, 2013, we issued 114,046 shares of our common stock to Purple Parking Limited in lieu of  rent due by Going Green, one of our subsidiaries.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

On August 26, 2013, we entered into a Securities Purchase Agreement with Auctus Private Equity Fund, LLC, under which we issued them a Convertible Promissory Note in the principal amount of $37,750, which is convertible into shares of our common stock at a 42% discount to our two lowest closing bid prices during a pricing period.  The issuance of the promissory note was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

On August 21, 2013, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC, under which we issued them a Convertible Promissory Note in the principal amount of $51,500, which is convertible into shares of our common stock at a 50% discount to our two lowest closing bid prices during a pricing period.  The issuance of the promissory note was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

On July 29, 2013, we issued 16,156,335 shares of our common stock to Helium Investments in exchange for their conversion of 42,152 shares of our Series A Convertible Preferred Stock.  These shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

On July 18, 2013, we issued 27,000,000 shares of our common stock to Parrot Hill Investments, an entity controlled by Carter Read, one of our directors, as consideration owed to him under that certain Acquisition and Stock Exchange Agreement with Newport Coachworks, Inc., a California corporation dated October 12, 2012.  These shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.  If our stock is listed on an exchange we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 3

Defaults Upon Senior Securities

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 4

Mine Safety Disclosures

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 5

Other Information

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 6

Exhibits

3.1 (1)	Articles of Incorporation of Green Automotive Company, filed June 3, 2011

3.2 (1)	Articles of Merger of Green Automotive Company, filed October 19, 2011

3.3 (1)	Articles of Merger between Green Automotive Company and Matter of Time I Co., filed December 13, 2012

3.4 (1)	Amended and Restated Bylaws of Green Automotive Company

10.1 (1)	Advisory Agreement by and between Green Automotive Company and Global Market Advisors, Inc. dated July 19, 2010

10.2 (1)	Credit Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated January 1, 2012

10.3 (1)	Settlement, General Release and Conversion Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated June 30,, 2012

10.4 (1)	Assignment Agreement by an between Green Automotive Company and Investment Finance IFC Ltd. Dated January 27, 2012

10.5 (1)	Merger Agreement and Plan of Reorganization by and between Green Automotive Company and Matter of Time I Co. dated February 10, 2012 and completed December 12, 2012.

10.6 (1)	Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated June 28, 2012

10.7 (1)	Amendment No. 1 to Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated December 4, 2012

10.8 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated June 29, 2012

10.9 (1)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company and Newport Coachworks, Inc. dated October 12, 2012

10.10 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Ian Hobday dated December 4, 2012

10.11 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Darren West dated December 4, 2012

10.12 (1)	Employment Agreement by and between Newport Coachworks, Inc. and Carter Read dated October 2012

10.13 (1)	Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012

10.14 (1)	Employment Agreement with Mark Aubry dated December 17, 2012

10.15 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated November 20, 2012

10.16 (1)	Stock Purchase Agreement by and between Green Automotive Company and Mark E. Crone and Bosch Equities, LP dated September 1, 2011

10.17 (1)	Exchange Agreement by and between Green Automotive Company and Investment Finance Company IFC Limited dated June 30, 2012

10.18 (2)	Investment Agreement with Kodiak Capital Group, LLC dated March 14, 2013

10.19 (2)	Registration Rights Agreement with Kodiak Capital Group, LLC dated March 14, 2013

10.20 (3)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company, Liberty Electric Cars Ltd. and Going Green Limited dated February 28, 2013

10.21	Securities Purchase Agreement with Auctus Private Equity Fund, LLC, dated August 26, 2013

10.22	Promissory Note issued to Auctus Private Equity Fund LLC, dated August 26, 2013

10.23	Securities Purchase Agreement with LG Capital Funding, LLC, dated August 21, 2013

10.24	Promissory Note issued to LG Capital Funding, LLC, dated August 21, 2013

23.1 (1)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

99.1 (4)	Memorandum Decision and Order in Green Automotive Company v. The Barclay Group, Inc., et al., Third Judicial District

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4)

Incorporated by reference from our Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2013, filed with the Commission on October 25, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Automotive Company a Nevada corporation

Dated: November 14, 2013		/s/ Ian Hobday
	By:	Ian Hobday
	Its:	Chief Executive Officer