Form 10-K/A
period 2012-12-31
Green Automotive Co
filed 2013-12-30
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Third Amended

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

On October 25, 2013, we filed an Amendment No. 2 to our Annual Report on Form 10-K for the years ended December 31, 2012 and 2011 to further correct and clarify certain errors in our restated financial statements for the years ended December 31, 2012 and 2011.  Other than these updates, the amendment did not otherwise change or update the disclosures set forth in our Annual Report on Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the 10-K Report.

Mr. Fred Luke signed our original Annual Reports on Form 10-K for the year ended December 31, 2012, and the first Amended Annual Report on Form 10-K/A, in his then capacity as our President, which was our principal executive officer position at the time of those filings.  The Amendment No. 2 and this filing are signed by Mr. Ian Hobday, our Chief Executive Officer, which is now our principal executive officer position.

We are filing this Amendment No. 3 to our Annual Report on Form 10-K for the years ended December 31, 2012 and 2011 to further correct and clarify certain errors in our restated financial statements for the years ended December 31, 2012 and 2011, primarily clarifying the fact that the shares of our Series B Preferred Stock held by our wholly-owned subsidiary are eliminated in consolidation and not considered outstanding shares in our financial statements.  Other than these updates, the amendment did not otherwise change or update the disclosures set forth in our Annual Report on Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the 10-K Report.

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

Additionally, pursuant to the Liberty Agreement, we issued to GAC Automotive Services, Inc., a Nevada corporation and one of our wholly-owned subsidiaries (“GAC Auto”) Ten Million (10,000,000) shares of Series B Convertible Preferred Stock (the “Series B Shares”).  The issuance of the Series B shares to GAC Auto is not part of the purchase price of the LEC Entities and is not compensation to the LEC Entities or LEC Shareholders, but is reserved for issuance to certain entities and/or assets that LEC and/or LEC2 have been in negotiations with at the time of execution of the Liberty Agreement if those entities are purchased by us or our subsidiaries.  The determination as to when and if to transfer the Series B Shares from GAC Auto to a selling party must be approved by our Board of Directors.  To date, all of the Series B Shares are still held by GAC Auto. The series B preferred stock have been eliminated on consolidation and are reflected as treasury shares.

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

Green Automotive Company

Dated: October 21, 2013		/s/ Ian Hobday
	By:	Ian Hobday
Chief Executive Officer

Dated: December 23, 2013		/s/ Darren West
	By:	Darren West
Chief Financial Officer (Principal Accounting Officer) and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 23, 2013		/s/ Ian Hobday
	By:	Ian Hobday
Chief Executive Officer and a Director

Dated: December 23, 2013		/s/ Darren West
	By:	Darren West
Chief Financial Officer and a Director

Dated:	By:	Fred Luke
Director

Dated:	By:	Alan Rothman
Secretary and a Director

/s/ Andrew Hewson
Dated: December 23, 2013	By:	Andrew Hewson
Director

/s/ Carter Read
Dated: December 23, 2013	By:	Carter Read
Director

/s/ Peter Leeds
Dated: December 23, 2013	By:	Peter Leeds
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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Balance Sheets

December 31, 2012 and 2011

(As Restated)

	December 31,	December 31,
	2012	2011
Current Assets
Cash	$87,325	$906
Accounts receivable	163,389	-
Inventory and supplies	-	263,489
Notes receivable	11,329	-
Other	37,589	36,300
Total Current Assets	299,632	300,695

Property and equipment, net	164,065	7,699

Other Assets
Investment in licenses, net	-	331,267
Total Assets	$463,697	$639,661

Current Liabilities
Accounts payable and accrued expenses	$872,086	$165,445
Due to-related parties	-	452,064
Deferred revenue	422,182	-
Credit facility and other advances	73,916	-
Derivative liability	79,732,676	5,731,806
Shares owed to Carter Read on purchase of NCI	250,000	-
Funds received from FMS not converted into Preference Shares	120,102	-
Sums due to Global market Advisors	104,100	-
Value added Taxes owed	39,944	-
Sums due to Equity Market D	25,000	-
Lease creditor	15,062	-
Sundry creditors	27,474	-
Total Current Liabilities	81,682,542	6,349,315

Long-term Liabilities
Notes payable, net of current maturities	384,507	-
Total Long-term Liabilities	384,507	-
Total Liabilities	82,067,049	6,349,315

Contingencies	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares and 1 share authorized at December 31, 2012 and 2011, respectively, $.001 par value, 895,801 and 500,000 shares issued and outstanding at December 31, 2012 and 2011, respectively.	896	500
Preferred stock, Class B Preferred Stock 10,000,000 shares and 1 share authorized at December 31, 2012 and 2011, respectively, $.001 par value, 0 and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively.	-	-
Common stock, 900,000,000 shares authorized $.001 par value, 324,551,468 and 272,750,110 shares issued and outstanding at December 31, 2012 and 2011, respectively	324,551	272,750
Additional paid-in capital	12,710,403	3,997,036
Accumulated other comprehensive loss	(111,307)	-
Accumulated deficit	(94,527,895)	(9,979,940)
Total Stockholder's Deficit	(81,603,352)	(5,709,654)
Total Liabilities and Stockholders' Deficit	$463,697	$639,661

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(As Restated)

									Accumulated
	Preferred Stock		Preferred Stock				Additional		Other	Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity/(Deficit)
Balance-January 1, 2011	1	-	-	-	271,750,110	$271,750	$2,742,586	$(2,694,709)	$	$319,627

Issuance of preferred stock to settle debt	500,000	500					1,205,450			1,205,950

Cancellation of share	(1)	-								-

Issuance of stock for cash					1,000.000	1,000	49,000			50,000

Net (loss) for the year ended 31st December 2011								(7,285,231)		(7,285,231)

Balance-January 1, 2012	500,000	$500			$272,750,110	$272,750	$3,997,036	$(9,979,940)	$-	$(5,709,654)

Stock based compensation	-	-			-	-	3,266,541	-	-	3,266,541

Conversion of debt for common stock	-	-			10,809,180	10,809	932,707	-	-	943,516

Issuance of stock for Liberty acquisition	300,000	300			39,742,178	39,742	3,447,067	-	-	3,487,109

Issuance of common stock for compensation	-	-			1,250,000	1,250	548,750	-	-	550,000

Issuance of preferred stock for cash	65,801	66			-	-	368,332	-	-	368,398

Issuance of preferred stock to settle debt	30,000	30					149,970			150,000

Issuance of preferred stock to Subsidiary			10,000,000							-

Total other comprehensive loss, net of tax	-	-			-	-	-	-	(111,308)	(111,308)

Net (loss)	-	-	-	-	-	-	-	(84,547,954)	-	(84,547,954)

Balance- December 31 2012	895,801	$896	10,000,000	$-	324,551,468	$324,551	$12,710,403	$(94,527,894)	$(111,308)	$(81,603,352)

The accompanying notes are an integral part of the consolidated financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2012 and 2011

(As Restated)

	December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(84,547,954)	$(7,285,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,172	325,220
Gain/(loss) on disposal of assets	-	(9,784)
Issuance of shares for services	550,000	40,000
Gain/(loss) on conversion of debt	(19,684)	-
Impairment of assets	4,502,984	-
Change in fair value of derivative liability	74,243,141	-
Loss on settlement of debt	-	5,731,806
Share based compensation	3,266,541	-
Changes in assets and liabilities:
Accounts receivable	(163,389)	-
Inventories	-	(192,889)
Other assets	454,585	(61,200)
Prepaid expenses	-	(36,300)
Accounts payable and accrued expenses	216,471	58,138
Deferred revenue	239,200	-
Due to related party	322,592	1,417,261
Other liabilities	67,417
Net cash (used in) operating activities	(543,924)	(12,979)

INVESTING ACTIVITIES:
Disposal of vehicle	14,660	-
Cash received on acquisition	149,497	-
Purchase of property and equipment	15,330	-
Net cash provided by investing activities	179,487	-

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	368,398	-
Proceeds from issuance of common stock	-	10,000
Borrowings on line of credit, net	167,978	-
Payments on long-term debt, net	(84,886)	-
Proceeds from notes payable	399,202	-
Payments to notes payable	(288,529)	-
Net cash provided by financing activities	562,163	10,000

Effect of change in exchange rate on cash	(111,307)

Net Increase (decrease) in cash	197,726	(2,979)

CASH AT BEGINNING PERIOD	906	3,885
CASH AT END OF PERIOD	$87,325	$906

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued to settle liabilities	$943,516	$-
Common shares issued for services	$-	$-
Common shares issued in relation to acquisition	$1,987,109	$-
Preferred shares issued in relation to acquisition	$1,500,000	$-
Preferred shares issued to settle debt	$150,000	$1,205,950
Treasury Stock (Preferred shares issued to subsidiary)	$10,000	$-

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

Additionally, pursuant to the Liberty Agreement, we issued to GAC Automotive Services, Inc., a Nevada corporation and one of our wholly-owned subsidiaries (“GAC Auto”) Ten Million (10,000,000) shares of Series B Convertible Preferred Stock (the “Series B Shares”).  The issuance of the Series B shares to GAC Auto is not part of the purchase price of the LEC Entities and is not compensation to the LEC Entities or LEC Shareholders, but is reserved for issuance to certain entities and/or assets that LEC and/or LEC2 have been in negotiations with at the time of execution of the Liberty Agreement if those entities are purchased by us or our subsidiaries.  The determination as to when and if to transfer the Series B Shares from GAC Auto to a selling party must be approved by our Board of Directors.  To date, all of the Series B Shares are still held by GAC Auto. The series B preferred stock have been eliminated on consolidation and are reflected as treasury shares.

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

Additionally, pursuant to the Agreement, we issued to GAC Automotive Services, Inc., a Nevada corporation and one of our wholly-owned subsidiaries (“GAC Auto”) Ten Million (10,000,000) shares of Series B Convertible Preferred Stock (the “Series B Shares”). The issuance of the Series B shares to GAC Auto is not part of the purchase price of the LEC Entities and is not compensation to the LEC Entities or LEC Shareholders, but is reserved for issuance to certain entities and/or assets that LEC and/or LEC2 have been in negotiations with at the time of execution of the Agreement if those entities are purchased by us or our subsidiaries. The determination as to when and if to transfer the Series B Shares from GAC Auto to a selling party must be approved by our Board of Directors. The series B preferred stock have been eliminated on consolidation and are reflected as treasury shares.

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

However, on May 9, 2013 the Court issued its Memorandum Decision and Order in favor of GACR placing a Permanent Injunction on the re-issuance of the TBG Shares without a Rule 144 Legend until such shares were eligible under Rule 144 for the removal of the restrictive Legend, which is on or about December 24, 2013. As a result, GACR’s Bond will be canceled and, while TBG has the right to appeal the Memorandum Decision and Order, in managements view it is more likely than not that TBG will not do so and, failing an appeal by TBG, released from the terms of the Utah TRO as to the restriction on issuance of additional shares to meet pre-TRO agreements and other agreements to which we are a party which require the issuance of additional shares of our stock. See attached Memorandum Decision and Order filed as Exhibit 99.1 to the Amended Quarterly Report on Form 10Q/A for June 30, 2013.

NOTE 14 - RESTATEMENT

The Black Scholes calculation for Derivative Transactions relating to the Series A Convertible Preferred Stock incorrectly assumed that there was a 16.667% restriction in the number of common shares that the preferred shares could be converted into. This had the effect of understating the cost of the transactions in 2011 and 2012 and understating the liability. The Company as a result restated the nine months ended September 30, 2012 filed in the 8-K on December 20, 2012.

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

  23,680 Series A preferred shares were issued to FMS on December 26, 2012

595,801

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Consolidated Balance Sheet

December 31, 2012

	Balance Sheets
	as at December 31, 2012
	December 31,	Adjustments		Restated
Current Assets
Total Assets	$463,697	$-		$463,697

Current Liabilities
Accounts payable and accrued expenses	872,086	-		872,086
Due to related parties	-	-		-
Deferred revenue	422,182	-		422,182
Current portion of notes payable	-	-		-
Credit facility and other advances	73,916	-		73,916
Derivative liability	21,248,804	58,483,872		79,732,676
Shares owed to Carter Read on purchase of NCI	250,000	-		250,000
Funds received from FMS not converted into Preference Shares	120,102	-		120,102
Sums due to Global market Advisors	104,100	-		104,100
Value added Taxes owed	39,944	-		39,944
Sums due to Equity Market D	25,000	-		25,000
Lease creditor	15,062	-		15,062
Sundry Creditors	27,474	-		27,474
Total Current Liabilities	23,198,670	58,483,872		81,682,542
Total Long-term Liabilities	384,507	-		384,507
Total Liabilities	23,583,177	58,483,872		82,067,049

Contingencies	-	-		-

Stockholder's Deficit	Authorized at September, 2012
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares and 1 share authorized at December 31, 2012 and 2011, respectively, $.001 par value, 895,801 and 500,000 shares issued and outstanding at December 31, 2012 and 2011, respectively.	896	-		896
Preferred stock, Class B Preferred Stock 10,000,000 shares and 1 share authorized at December 31, 2012 and 2011, respectively, $.001 par value, 0 and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively.	-	-		-
Common stock, 900,000,000 shares authorized $.001 par value, 324,551,468 and 272,750,110 shares issued and outstanding at December 31, 2012 and 2011, respectively	324,551	-		324,551
Additional paid-in capital	12,710,403	-		12,710,403
Accumulated other comprehensive loss	(111,308)	-		(111,308)
Accumulated deficit	(36,044,022)	(58,483,872)		(94,527,894)
Total Stockholder's Deficit	(23,119,480)	(58,483,872)		(81,603,352)
Total Liabilities and Stockholders' Deficit	$463,697	$-		$463,697

Accumulated deficit
Opening 2012	(5,621,179)	(4,358,761)	(a)	(9,979,940)
Comprehensive Loss for 2012	(30,422,843)	(54,125,111)	(b)	(84,547,954)
Closing	(36,044,022)	(58,483,872)		(94,527,894)

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restatement Consolidated Statements of Cash Flows

For The Year Ended December 31, 2012

	Year ended December 31, 2012
	As Reported	Adjustments	Restated
OPERATING ACTIVITIES:
Net loss	$(30,422,843)	$(54,125,111)	$(84,547,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,172	-	324,172
Issuance of shares for services	550,000	-	550,000
Gain/(loss) on conversion of debt to stock	(19,684)	-	(19,684)
Impairment of assets	4,502,984	-	4,502,984
Change in fair value of derivative liability	20,118,030	54,125,111	74,243,141
Share based compensation	3,266,541	-	3,266,541
Accounts receivable	(163,389)	-	(163,389)
Other Assets	454,585	-	454,585
Prepaid expenses	-	-	-
Accounts payable and accrued expenses	216,471	-	216,471
Deferred revenue	239,200	-	239,200
Due to related party	322,592	-	322,592
Other liabilities	67,417	-	67,417
Net cash (used in) operating activities	(543,924)	-	(543,924)

Net cash provided by investing activities	179,487	-	179,487

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	368,398	-	368,398
Proceeds from issuance of common stock	-	-	-
Borrowings on line of credit, net	167,978	-	167,978
Payments on long-term debt, net	(84,886)	-	(84,886)
Proceeds from notes payable	399,202	-	399,202
Payments to notes payable	(288,529)	-	(288,529)
Net cash provided by financing activities	562,163	-	562,163

Effect of change in exchange rate on cash	(111,307)	-	(111,307)

Net Increase in cash	197,726	-	197,726

CASH AT BEGINNING PERIOD	906	-	906

CASH AT END OF PERIOD	$87,325	$-	$87,325

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued to settle liabilities	$943,516	$-	$943,516
Common shares issued in relation to acquisition	$1,987,109	$-	$1,987,109
Preferred shares issued in relation to acquisition	$1,500,000	$-	$1,500,000
Preferred shares issued to settle debt	$150,000	$-	$150,000
Treasury Stock (Preferred shares issued to subsidiary)	$10,000	$-	$10,000

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

The following adjustments were contained in the September 30th restatement (exhibit 99.2)

The revenues and assets related to Liberty Electric Cars, Ltd were overstated for the period presented as a result of recognizing revenue that we cannot yet recognize under U.S. generally acceptable accounting procedures, and due to certain of the assets being impaired, and, as a result, not being valued correctly.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Condensed Consolidated Balance Sheets

September 30, 2012

(Unaudited)

	Balance Sheets
	as at September 30, 2012
	September 30,	Adjustments		Restated
	(Unaudited)	(Unaudited)		(Unaudited)
Current Assets
Cash	$57,003	$101	(a)	$57,104
Accounts receivable	308,668	(212,079)	(b)	96,589
Inventories	263,489	(263,489)	(c)	-
Investment in joint ventures	-	11,334	(d)	11,334
Other current assets	492,174	(476,575)	(e)	15,599
Total Current Assets	1,121,334	$(940,708)		180,626

Property and equipment, net	222,015	$(1,362)	(f)	220,653

Other Assets
Goodwill	3,733,543	$(3,733,543)	(g)	-
Total Other Assets	3,733,543	(3,733,543)		-
Total Assets	$5,076,892	$(4,675,613)		$401,279

Current Liabilities
Accounts payable and accrued expenses	$401,144	$119,606	(h)	$520,750
Accounts payable and accrued expenses-Related parties	145,500	(145,500)	(i)	$-
Deferred revenue	125,446	72,740	(j)	$198,186
Current portion of notes payable	329,708	(329,708)	(k)	$-
Credit facility and other advances	125,000	(81,690)	(l)	$43,310
Derivative liability	1,566,988	5,805,634	(m)	$7,372,622
Funds received from FMS not converted into Preference Shares	-	100,000	(n)	$100,000
Sums due to Global Trade Finance		25,000	(o)	$25,000
Sums due to Global Market Advisors	-	117,000	(p)	$117,000
Other payables	43,225	(3,262)	(q)	$39,963
Total Current Liabilities	2,737,011	5,679,820		8,416,831
Total Long-term Liabilities	408,537	$152,954	(r)	561,491
Total Liabilities	$3,145,548	$5,832,774		$8,978,322

Contingencies	-	-		-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares authorized at September 30, 2012, $.001 par value, 830,000 issued and outstanding at September 30, 2012	830	-		830
Preferred stock, Class B Preferred Stock 10,000,000 shares authorized at September, 2012, $.001 par value, 0 shares issued and outstanding at September, 30 2012	-	-	(s)	-
Common stock, 900,000,000 shares authorized $.001 par value, 321,997,288 shares issued and outstanding at September 30, 2012	326,997	(5,000)	(t)	321,997
Additional paid-in capital	8,091,174	(36,602)	(u)	8,054,572
Accumulated other comprehensive loss	(9,115)	(159,856)	(v)	(168,971)
Accumulated deficit	(6,478,542)	(10,306,929)		(16,785,471)
Total Stockholder's Deficit	1,931,344	(10,508,387)		(8,577,043)
Total Liabilities and Stockholders' Deficit	$5,076,892	$(4,675,613)		$401,279

Accumulated deficit
Opening 2012	(5,621,179)	(4,358,761)		(9,979,940)
Comprehensive Loss for Nine Months ended September 30, 2012	(857,363)	(5,948,168)		(6,805,531)
Closing	(6,478,542)	(10,306,929)		(16,785,471)

Restated Condensed Consolidated Balance Sheet

(a) $101 movement in cash was decreased due to foreign Exchange translation. This is an immaterial reclass entry.

(b) $(212,079) movement represented the adjustment of Accounts receivable deemed uncollectable as adjusted for Foreign Exchange translation. This is part of the impairment of assets restatement.

(c) $(263,489) movement is the impairment of the remaining Zyote vehicles held in inventory which were crushed and destroyed. This is part of the impairment of assets restatement.

(d) $11,334 movement represents shares held in Avid Group which was previously shown under other current assets which were sold in 2013. This is part of the impairment of assets restatement.

(e) $(476,575) movement relates to write down in investments totalling $481,790 plus re-classification of shares held in Avid Group (d) above and re-classification of Value added taxes due to company of $15,599 plus foreign exchange translations. This is part of the impairment of assets restatement and the $15,599 reclass entry is considered immaterial.

(f) $(1,362) movement relates to a $710 write down of a vehicle asset and the balance due to foreign exchange translation. This is part of the impairment of assets restatement.

(g) $(3,733,543) movement relate to impairment of Goodwill and intangible assets arising from the purchase of Liberty Electric Cars Limited. This is part of the impairment of assets restatement.

(h) $119,606 movement relates to $15,599 reclassified now as other assets (see (e) above), additional Accounts Payable of $102,179 previously shown under notes payable (see (k) below), inclusion of Directors fees payable of $10,500 previously shown under Accounts Payable – related parties (see (i)  below), less $8,306 should be in Profit and Loss and the balance due to foreign exchange translation. These are immaterial reclass entries to provide greater clarity

(i) $(145,500) movement relates to $10,500 now reclassified under Accounts Payable (see (h) above), $117,000 reclassified separately as sums due to Global Market Advisors (see (p) below) and $18,000 now in profit and Loss account. These are immaterial reclass entries to provide greater clarity.

(j) $72,740 movement relates to premature revenue recognition of grant and membership income. These are related to the restatements related to revenue recognition.

(k) $(329,708) movement relates to $102,179 reclassified to Accounts Payable (see (h) above), $187,644 has been reclassified to Long Terms liabilities (see (r) below) and $39,885 reclassified to Other payables (see (q) below). These are immaterial reclass entries made to provide greater clarity.

(l) $(81,690) movement relates to $125,000 reclassified separately as funds received from FMS not converted to preference shares (see (n) below) and $25,000 as Sums due to Global Trade Finance with $43,225 of invoice discounting facility being reclassified from Other payables and the balance due to foreign exchange translation. These are immaterial reclass entries.

(m) $5,805,634 movement is due to increased derivative liabilities. The original Valuation was based on 530,000 Series A Preferred shares (Convertible to Common Stock) converting to a restricted 55,207,086 of common stock at a Black Scholes value of $0.028 per share giving a liability of $1,566,988. The revised valuation was based on an unrestricted 170,658,563 of common stock at a Black Scholes value of $0.043 per share giving a liability of $7,258,397. This gave rise to a further $5,691,409 of derivative liability. In addition, there was A $114,225 of market to market adjustment for convertible debt held by LEC. This relates to the restriction originally assumed was placed upon the convertibility of Series A Preferred shares and is related to the restatement due to the derivative liability.

(n) $100,000 movement was due to reclassification from Credit Facility and other advances (see (l) above). This is an immaterial reclass entry made to provide greater clarity.

(o) $25,000 movement was due to reclassification from Credit Facility and other advances (see (l) above) This is an immaterial reclass entry made to provide greater clarity.

(p) $117,000 movement represents a reclassification from Account Payable – related parties (see (i) above.) This is an immaterial reclass entry made to provide greater clarity.

(q) $(3,262) movement relates to reclassification of $39,885 VAT liability from Current portion of notes payable (see (k) above) and $43,225 reclassified under Credit facility and other advances (see (l) above) These are immaterial reclass entries made to provide greater clarity.

(r) $152,854 movement relates to $187,644 reclassified from current notes payable (see (k) above, $206,030 of additional costs accrued, less $63,777 debt discount and the balance due to foreign exchange translation. These are immaterial reclass entries made to provide greater clarity.

(s) nil - The Series B Preferred Stock have been eliminated on consolidation and are reflected as treasury shares.

(t) $(5,000) movement represents the cancellation of 5,000,000 of common stock previously issued. This is an immaterial reclass entry made to provide greater clarity.

(u) $(36,602) movement relates to $36,606 now shown under Profit and loss as gain on conversion of debt to stock. These are immaterial reclass entries made to provide greater clarity.

(v) $(159,856) movement represents the foreign exchange translation adjustment. This is the result of the impact of the asset impairment restatement and the restatement related to revenue recognition.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Condensed Consolidated Statements of Operations

For The Three and Nine Months Ended September 30, 2012

(Unaudited)

	3 Months ended September 30, 2012			9 Months ended September 30, 2012
	As Reported	Adjustments	2012	As Reported	Adjustments		Restated
Revenues	$426,958	$(347,992)	$78,966	$426,958	$(347,992)	(a)	$78,966

Costs of goods sold	155,306	(116,408)	38,898	155,306	(116,408)	(b)	38,898
Gross profit	271,652	(231,583)	40,068	271,652	(231,584)		40,068

Operating expenses
Depreciation and amortization	58,505	57,738	116,243	218,515	56,418	(c)	274,933
(Gain) / loss on disposal of equipment	(2,076)	2,076	-	(2,076)	2,076	(d)	-
Impairment of assets	136,365	4,066,535	4,202,900	136,365	4,066,535	(e)	4,202,900
Research and development	6,363	469	6,832	6,363	469	(f)	6,832
General and administrative	319,103	278,288	597,391	533,134	280,909	(g)	814,043
	518,260	4,405,107	4,923,367	892,301	4,406,407		5,298,708

Loss before other expenses	(246,608)	(4,636,690)	(4,883,299)	(620,649)	(4,637,991)		(5,258,640)

Other income (expenses)

Change in fair value of derivative liability	(193,943)	(1,078,085)	(1,272,028)	(230,254)	(1,320,877)	(h)	(1,551,131)
Gain on conversion of debt to stock	-	-	-	-	36,606	(i)	36,606
Interest expense	(3,324)	(25,906)	(29,230)	(6,460)	(25,906)	(j)	(32,366)
	(197,267)	(1,103,991)	(1,301,258)	(236,714)	(1,310,177)		(1,546,891)

Loss before income taxes	(443,875)	(5,740,681)	(6,184,557)	(857,363)	(5,948,168)		(6,805,531)

Income taxes	-	-	-	-	-		-
Net loss	$(443,875)	$(5,740,681)	$(6,184,557)	$(857,363)	$(5,948,168)		$(6,805,531)

Net loss per share (basic and diluted)	$(0.00)		$(0.02)	$(0.00)			$(0.02)

Weighted average shares outstanding (basic and diluted)	318,169,929		295,549,566	292,084,173			295,923,449

Restated Condensed Consolidated Statement of Operations

(a) $(347,992) movement is due to premature recognition of revenues from Grant income and membership fees. These are related to the restatements related to revenue recognition.

(b) $(116,408) movement is linked to the premature recognition of revenues highlighted in (a) above. These are related to the restatements related to revenue recognition.

(c) $56,418 movement reflects increased amortisation costs in GACR and additional depreciation in LEC. This is due to the impairment of assets restatement.

(d) $(2076) movement reflects reclassification of loss on disposal of equipment elsewhere. This is an immaterial reclass.

(e) $(4,066,535) movement relates to $(263,489) impairment of the remaining Zyote vehicles held in inventory which were crushed and destroyed and 2013and $(3,733,543) relates to impairment of Goodwill and intangible assets arising from the purchase of Liberty Electric Cars Limited and foreign exchange movements. This is due to the impairment of assets restatement.

(f) $469 movement reflects a small increase in Research and Development costs. This is an immaterial reclass entry.

(g) $280,909 movement reflects $221,579 write back of accounts receivable, $(4,995) write back of common stock now cancelled, additional consultancy costs accrued $20,372 and foreign exchange movements. This is due to the impairment of assets restatement.

(h) $1,320,877 movement represents the increase in 2012 derivative liability on series A pref A shares to $1,526,591 to reflect unrestricted conversion plus $24,540 relating to convertible loan in LEC less existing derivative liability of $193,943 less $36,606 treated as gain on conversion of debt to stock. This relates to the restriction originally assumed was placed upon the convertibility of Series A Preferred shares and is related to the restatement due to the derivative liability.

(i) $36,606 movement is the gain on conversion of debt to stock previously classified under change in fair value of derivative liability. This is an immaterial reclass entry made to provide greater clarity.

(j) $(25,906) movement relates to interest on convertible debt in LEC. This is an immaterial reclass entry made to provide greater clarity.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restatement Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2012

	Nine Months ended September 30, 2012
	As Reported	Adjustments	Restated
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,037,456)	$(5,768,075)	$(6,805,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326,227	(51,480)	274,747
Issuance of shares for services	-	150,000	150,000
(Gain)/loss on conversion of debt to stock	511,606	(475,000)	36,606
Impairment of assets	369,345	3,833,555	4,202,900
Change in fair value of derivative liability	-	1,551,131	1,551,131
Changes in assets and liabilities:
Accounts receivable	-	(96,589)	(96,589)
Other assets	-	512,875	512,875
Accounts payable and accrued expenses	(377,012)	285,195	(91,817)
Deferred revenue	-	15,204	15,204
Due to related party	-	(18,929)	(18,929)
Net cash used in operating activities	(207,290)	(62,113)	(269,403)

INVESTING ACTIVITIES:
Proceeds from disposal of vehicles	-		-
Cash received on acquisition		149,497	149,497
Purchase of property and equipment	(15,822)	15,822	-
Net cash provided by investing activities	(15,822)	165,319	149,497

FINANCING ACTIVITIES:
Increase in advances payable	-	-	-
Advances from related party	-	-	-
Proceeds from issuance of common stock	150,000	(150,000)	-
Borrowings on line of credit, net	-	43,310	43,310
Proceeds from notes payable	(20,288)	322,054	301,766
Net cash provided by financing activities	129,712	215,364	345,076

Effect of change in exchange rate on cash	-	(168,972)	(168,972)

Net (decrease) / increase in cash	(93,400)	149,598	56,198

CASH AT BEGINNING PERIOD	150,403	(149,497)	906
CASH AT END OF PERIOD	$57,003	$101	$57,104

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued in relation to acquisition	$-	$-	$1,987,109
Common shares issued to settle liabilities	$-	$-	$470,004
Preferred shares issued in relation to acquisition	$-	$-	$1,500,000
Preferred shares issued to settle debt	$511,606	$-	$150,000