Form 10-Q/A
period 2013-03-31
Green Automotive Co
filed 2014-01-03
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Third Amended

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

We are now filing this Amendment No. 3 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, to further correct and clarify certain errors in our restated financial statements for the period ended March 31, 2013, primarily to exclude our Series B Preferred Stock from our outstanding securities.  Since our Series B Preferred Stock is owned by our wholly-owned subsidiary it is not considered outstanding and is eliminated in consolidation.  Other than these updates, this amendment does not otherwise change or update the disclosures set forth in our Quarterly Report on Form 10-Q as originally filed and subsequently amended and does not otherwise reflect events occurring after the original filing of the Quarterly Report on Form 10-Q Report.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(As Restated)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Current Assets
Cash	$37,995	$87,325
Accounts receivable	156,541	163,389
Inventories	96,781	-
Notes receivable	-	11,329
Prepaid expenses and deposits	63,401	14,896
Other current assets	42,610	22,693
Total Current Assets	397,328	299,632

Property and equipment, net	286,764	164,065

Total Assets	$684,092	$463,697

Current Liabilities
Accounts payable and accrued expenses	$932,603	$872,086
Deferred revenue	434,536	422,182
Credit facility and other advances	87,125	73,916
Derivative liability	33,138,133	79,732,676
Share liability on purchase of NCWI	250,000	250,000
Funds received from FMS not converted into Preference Shares	358,552	120,102
Sums due to Global Market Advisors	104,100	104,100
Accrued value added taxes	37,543	39,944
Sums due to global trade finance	25,000	25,000
Lease payable	11,347	15,062
Other payables	38,210	27,474
Total Current Liabilities	35,417,149	81,682,542

Long-term Liabilities
Notes payable, net of discounts	411,545	384,507
Total Long-term Liabilities	411,545	384,507
Total Liabilities	35,828,694	82,067,049

Contingencies	-	-

Stockholder’s Deficit
Preferred stock, Class A Convertible Preferred Stock, 100,000,000 shares authorized at March 31, 2013 and December 31, 2012, respectively, $.001 par value, 855,142 and 895,801 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	855	896
Preferred Stock, Class B Preferred Stock, 10,000,000 shares authorized at March 31, 2013 and December 31, 2012 respectively, $.001 par value, 0 and 0 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	-	-
Common stock, 900,000,000 shares authorized $.001 par value, 345,524,514 and 324,551,468 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	345,524	324,551
Additional paid-in capital	20,967,575	12,710,403
Accumulated other comprehensive loss	(13,379)	(111,307)
Accumulated deficit	(56,445,177)	(94,527,895)

Total Stockholder’s Deficit	(35,144,602)	(81,603,352)
Total Liabilities and Stockholders’ Deficit	$684,092	$463,697

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

555,142

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Condensed Consolidated Balance Sheets

March 31, 2013

	Balance Sheets
	as at March 31, 2013
	March 31,	Adjustments	Restated
	(Unaudited)
Total Current Assets	$397,328	$-	$397,328
Property and equipment, net	286,764	-	286,764

Total Assets	$684,092	$-	$684,092

Current Liabilities
Accounts payable and accrued expenses	$932,603	$-	$932,603
Deferred revenue	434,536	-	434,536
Credit facility and other advances	87,125	-	87,125
Derivative liability	9,184,008	23,954,125	33,138,133
Share liability on purchase of NCWI	250,000	-	250,000
Funds received from FMS not converted into Preference Shares	358,552	-	358,552
Sums due to Global Market Advisors	104,100	-	104,100
Accrued value added taxes	37,543	-	37,543
Sums due to global trade finance	25,000	-	25,000
Lease payable	11,347	-	11,347
Other payables	38,210	-	38,210
Total Current Liabilities	11,463,024	23,954,125	35,417,149

Total Long-term Liabilities	411,545	-	411,545
Total Liabilities	11,874,569	23,954,125	35,828,694

Contingencies	-	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares authorized at March 31, 2013, $.001 par value, 855,142 shares issued and outstanding at March 31, 2013.	855	-	855
Preferred Stock, Class B Preferred Stock, 10,000,000 shares authorized at March 31, 2013, $.001 par value, 0 shares issued and outstanding at March 31, 2013.	-	-	-
Common stock, 900,000,000 shares authorized $.001 par value, 345,524,514 and shares issued and outstanding at March 31, 2013.	345,524	-	345,524
Additional paid-in capital	20,967,575	-	20,967,575
Accumulated other comprehensive loss	(13,379)	-	(13,379)
Accumulated deficit	(32,491,052)	(23,954,125)	(56,445,177)

Total Stockholder's Deficit	(11,190,477)	(23,954,125)	(35,144,602)
Total Liabilities and Stockholders' Deficit	$684,092	$-	$684,092

Accumulated deficit
Opening 2012	(36,044,022)	(58,483,872)	(94,527,894)
Comprehensive Income for 2013	3,552,970	34,529,747	38,082,717
Closing	(32,491,052)	(23,954,125)	(56,445,177)

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Restated Consolidated Balance Sheet

December 31, 2012

	Balance Sheets
	as at December 31, 2012
	December 31,	Adjustments	Restated
Current Assets
Total Assets	$463,697	$-	$463,697

Current Liabilities
Accounts payable and accrued expenses	872,086	-	872,086
Due to related parties	-	-	-
Deferred revenue	422,182	-	422,182
Current portion of notes payable	-	-	-
Credit facility and other advances	73,916	-	73,916
Derivative liability	21,248,804	58,483,872	79,732,676
Shares owed to Carter Read on purchase of NCI	250,000	-	250,000
Funds received from FMS not converted into Preference Shares	120,102	-	120,102
Sums due to Global market Advisors	104,100	-	104,100
Value added Taxes owed	39,944	-	39,944
Sums due to Equity Market D	25,000	-	25,000
Lease creditor	15,062	-	15,062
Sundry Creditors	27,474	-	27,474
Total Current Liabilities	23,198,670	58,483,872	81,682,542
Total Long-term Liabilities	384,507	-	384,507
Total Liabilities	23,583,177	58,483,872	82,067,049

Contingencies	-	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares authorized at December 31, 2012 and 895,801 shares issued and outstanding at December 31, 2012.	896	-	896
Preferred Stock, Class B Preferred Stock, 10,000,000 shares authorized at December 31, 2012 respectively, $.001 par value, 0 shares issued and outstanding at December 31, 2012.	-	-	-
Common stock, 900,000,000 shares authorized $.001 par value and 324,551,468 shares issued and outstanding at December 31, 2012.	324,551	-	324,551
Additional paid-in capital	12,710,403	-	12,710,403
Accumulated other comprehensive loss	(111,308)	-	(111,308)
Accumulated deficit	(36,044,022)	(58,483,872)	(94,527,894)
Total Stockholder's Deficit	(23,119,480)	(58,483,872)	(81,603,352)
Total Liabilities and Stockholders' Deficit	$463,697	$-	$463,697

Accumulated deficit
Opening 2012	(5,621,179)	(4,358,761)	(9,979,940)
Comprehensive Loss for 2012	(30,422,843)	(54,125,111)	(84,547,954)
Closing	(36,044,022)	(58,483,872)	(94,527,894)

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

Green Automotive Company a Nevada corporation

Dated: December 31 , 2013		/s/ Ian Hobday
	By:	Ian Hobday
	Its:	Chief Executive Officer