Form 10-Q/A
period 2013-06-30
Green Automotive Co
filed 2014-01-03
CIK 1497632

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

GREEN AUTOMOTIVE COMPANY

EXPLANTORY NOTE

On October 25, 2013, we filed Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2013 to correct and clarify certain errors in our consolidated financial statements for the period ended June 30, 2013, originally filed with the Commission on August 14, 2013.

We are now filing this Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the period ended June 30, 2013, to further correct and clarify certain errors in our restated financial statements for the period ended June 30, 2013, primarily to exclude our Series B Preferred Stock from our outstanding securities.  Since our Series B Preferred Stock is owned by our wholly-owned subsidiary it is not considered outstanding and is eliminated in consolidation.   Other than these updates, this amendment does not otherwise change or update the disclosures set forth in our Quarterly Report on Form 10-Q as originally filed, and amended, and does not otherwise reflect events occurring after the original filing of the Quarterly Report on Form 10-Q Report.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Restated)
Current Assets
Cash	$79,418	$87,325
Accounts receivable	156,293	163,389
Inventories	357,179	-
Notes receivable	-	11,329
Investment in joint ventures	335,895	-
Prepaid expenses and deposits	35,508	14,896
Other current assets	64,078	22,693
Total Current Assets	1,028,371	299,632

Property and equipment, net	530,686	164,065

Goodwill	769,890	-
Total Assets	$2,328,947	$463,697

Current Liabilities
Accounts payable and accrued expenses	$1,287,596	$872,086
Deferred revenue	500,664	422,182
Credit facility and other advances	35,692	73,916
Derivative liability	34,299,074	79,732,676
Share liability on purchase of NCWI	250,000	250,000
Funds received from FMS not converted into preferred shares	725,753	120,102
Funds received not converted into equity (net of discount)	125,833	-
Sums due to Global Market Advisors	104,100	104,100
Accrued value added taxes	109,680	39,944
Sums due to global trade finance	25,000	25,000
Lease payable	72,001	15,062
Other payables	206,866	27,474
Total Current Liabilities	37,742,259	81,682,542

Long-term Liabilities
Notes payable, net of discounts	478,160	384,507
Total Liabilities	38,220,419	82,067,049

Contingencies	-	-

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively, $.001 par value, 855,142 and 895,801 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	855	896
Preferred Stock, Class B Preferred Stock, 10,000,000 shares authorized at June 30, 2013 and December 31, 2012 respectively, $.001 par value, 0 and 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively..	-	-
Common stock, 900,000,000 shares authorized $.001 par value, 351,957,905 and 324,551,468 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	351,957	324,551
Additional paid-in capital	23,229,138	12,710,403
Accumulated other comprehensive loss	(26,502)	(111,307)
Accumulated deficit	(59,446,920)	(94,527,895)
Total Stockholder's Deficit	(35,891,472)	(81,603,352)
Total Liabilities and Stockholders' Deficit	$2,328,947	$463,697

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

Stock issued to settle agreements

There were $1,237,200 worth of shares issued for settlement of agreements for the three months ended June 30, 2013 and no shares issued for compensation in the corresponding period last year. These shares were issued to the parties connected with the aborted SPAC transaction between Liberty and OICCo which Liberty pulled out of to do the deal with Green Automotive. The share issuance was designed to reimburse the other party for audit and legal costs incurred and to satisfy any future legal claims. The expenses were deemed to be non-operating.

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

Stock issued to settle agreement

There were $1,237,200 worth of shares issued for settlement of agreements for the six months ended June 30, 2013 and no shares issued for compensation in the corresponding period last year. These shares were issued to the parties connected with the aborted SPAC transaction between Liberty and OICCo which Liberty pulled out of to do the deal with Green Automotive. The share issuance was designed to reimburse the other party for audit and legal costs incurred and to satisfy any future legal claims. The expenses were deemed to be non-operating.

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

(4)

Incorporated by reference from our First Amended Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on October 25, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Automotive Company a Nevada corporation

Dated: December 31 , 2013		/s/ Ian Hobday
	By:	Ian Hobday
	Its:	Chief Executive Officer