Form 10-Q/A
period 2013-09-30
Green Automotive Co
filed 2014-01-03
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

First Amended

Form 10-Q /A

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

GREEN AUTOMOTIVE COMPANY

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended September 30, 2013, to correct and clarify certain errors in our financial statements for the period ended September 30, 2013, primarily to exclude our Series B Preferred Stock from our outstanding securities.  Since our Series B Preferred Stock is owned by our wholly-owned subsidiary it is not considered outstanding and is eliminated in consolidation.   Other than these updates, this amendment does not otherwise change or update the disclosures set forth in our Quarterly Report on Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on Form 10-Q Report.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Restated)
Current Assets
Cash	$62,183	$87,325
Accounts receivable	48,793	163,389
Inventories	291,635	-
Notes receivable	-	11,329
Investment in joint ventures	335,895	-
Prepaid expenses and deposits	51,850	14,896
Other current assets	65,569	22,693
Total Current Assets	855,925	299,632

Property and equipment, net	676,123	164,065

Other Assets
Goodwill	769,890	-
Total Assets	$2,301,938	$463,697

Current Liabilities
Accounts payable and accrued expenses	$1,614,553	$872,086
Deferred revenue	665,011	422,182
Credit facility and other advances	5,872	73,916
Derivative liability	49,687,966	79,732,676
Share liability on purchase of NCWI	-	250,000
Funds received from FMS not converted into preferred shares	227,009	120,102
Funds received not converted into equity (net of discount)	135,000	-
Sums due to Global Market Advisors	160,141	104,100
Accrued value added taxes	115,948	39,944
Sums due to global trade finance	25,000	25,000
Lease payable	58,990	15,062
Other payables	70,143	27,474
Total Current Liabilities	52,765,633	81,682,542

Long-term Liabilities
Notes payable, net of discounts	631,032	384,507
Total Liabilities	53,396,665	82,067,049

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares authorized at September 30, 2013 and December 31, 2012, $.001 par value, 908,475 and 895,801 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	908	896
Preferred Stock, Class B Preferred Stock, 10,000,000 shares authorized at September 30, 2013 and December 31, 2012 respectively, $.001 par value, 0 and 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	-	-
Common stock, 900,000,000 shares authorized, $.001 par value, 395,632,451 and 324,551,468 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	395,632	324,551
Additional paid-in capital	33,529,635	12,710,403
Accumulated other comprehensive loss	(163,596)	(111,307)
Accumulated deficit	(84,857,306)	(94,527,895)
Total Stockholder's Deficit	(51,094,727)	(81,603,352)
Total Liabilities and Stockholders' Deficit	$2,301,938	$463,697

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

ITEM 5

Other Information

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 6

Exhibits

3.1 (1)	Articles of Incorporation of Green Automotive Company, filed June 3, 2011

3.2 (1)	Articles of Merger of Green Automotive Company, filed October 19, 2011

3.3 (1)	Articles of Merger between Green Automotive Company and Matter of Time I Co., filed December 13, 2012

3.4 (1)	Amended and Restated Bylaws of Green Automotive Company

10.1 (1)	Advisory Agreement by and between Green Automotive Company and Global Market Advisors, Inc. dated July 19, 2010

10.2 (1)	Credit Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated January 1, 2012

10.3 (1)	Settlement, General Release and Conversion Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated June 30,, 2012

10.4 (1)	Assignment Agreement by an between Green Automotive Company and Investment Finance IFC Ltd. Dated January 27, 2012

10.5 (1)	Merger Agreement and Plan of Reorganization by and between Green Automotive Company and Matter of Time I Co. dated February 10, 2012 and completed December 12, 2012.

10.6 (1)	Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated June 28, 2012

10.7 (1)	Amendment No. 1 to Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated December 4, 2012

10.8 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated June 29, 2012

10.9 (1)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company and Newport Coachworks, Inc. dated October 12, 2012

10.10 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Ian Hobday dated December 4, 2012

10.11 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Darren West dated December 4, 2012

10.12 (1)	Employment Agreement by and between Newport Coachworks, Inc. and Carter Read dated October 2012

10.13 (1)	Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012

10.14 (1)	Employment Agreement with Mark Aubry dated December 17, 2012

10.15 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated November 20, 2012

10.16 (1)	Stock Purchase Agreement by and between Green Automotive Company and Mark E. Crone and Bosch Equities, LP dated September 1, 2011

10.17 (1)	Exchange Agreement by and between Green Automotive Company and Investment Finance Company IFC Limited dated June 30, 2012

10.18 (2)	Investment Agreement with Kodiak Capital Group, LLC dated March 14, 2013

10.19 (2)	Registration Rights Agreement with Kodiak Capital Group, LLC dated March 14, 2013

10.20 (3)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company, Liberty Electric Cars Ltd. and Going Green Limited dated February 28, 2013

10.21 (5)	Securities Purchase Agreement with Auctus Private Equity Fund, LLC, dated August 26, 2013

10.22 (5)	Promissory Note issued to Auctus Private Equity Fund LLC, dated August 26, 2013

10.23 (5)	Securities Purchase Agreement with LG Capital Funding, LLC, dated August 21, 2013

10.24 (5)	Promissory Note issued to LG Capital Funding, LLC, dated August 21, 2013

23.1 (1)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

99.1 (4)	Memorandum Decision and Order in Green Automotive Company v. The Barclay Group, Inc., et al., Third Judicial District

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(5)

Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Commission on November 14, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Automotive Company a Nevada corporation

Dated: December 31 , 2013		/s/ Ian Hobday
	By:	Ian Hobday
	Its:	Chief Executive Officer