Form 10-K
period 2013-12-31
Green Automotive Co
filed 2014-03-31
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates: $14,810,027 as based on last reported sales price of such stock on March 17, 2014.  The voting stock held by non-affiliates on that date consisted of 370,250,672 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes _____     No ______

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 17, 2014, there were 405,043,436 shares of common stock, $0.001 par value, issued and outstanding.

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

TABLE OF CONTENTS

PART I

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

In August 2009, prior to the Go Merger, Go entered into a Memorandum of Understanding with a subsidiary of Zotye Holding Group, a Chinese automotive manufacturer (collectively, “Zotye”) which, on January 29, 2010, was reduced to a definitive Exclusive Agreement of Distribution and Service between the Issuer and Zotye (the “Zotye Agreement”).  On July 20, 2010, the Zotye Agreement was amended and restated “between the Issuer and Yongkang Titan Imp. & Exp. Co., Ltd., a reported subsidiary of Zotye,” and then on December 21, 2010, the Zotye Agreement was further amended and restated between the Issuer and Zhejiang Titan Imp. & Exp. Co., Ltd., another reported Zotye subsidiary. The purpose of the Zotye Agreement, as amended, was to explore the possibility of bringing certain electric vehicles manufactured by Zotye in China into the U.S. marketplace.  In January 2011, we further amended the Zotye Agreement through the use of a Letter of Intent (“LOI”), which was meant to be temporary until a further definitive agreement could be agreed upon by the parties.  Under the LOI the parties agreed to: (a) waive any and all payments due to Zotye by us until a revised agreement (referred to in the 2011 LOI as the “Definitive Agreement”) could be drafted to reflect an equity investment proposed by Zotye, (b) grant both parties additional time to evaluate the proposed equity investment by Zotye, (c) allow us to continue to move forward under the Zotye Agreement with the homologation1 of the all-electric Zotye Sport Utility Vehicle (“SUV”), (d) allow Zotye time to evaluate the results of the continuing homologation tests, and what effect these tests would have on the factory improvements and modifications currently underway at Zotye’s facility in China to be able to provide us with the anticipated demand for the all-electric SUV, and (e) toll all terms and conditions of the Zotye Agreement, as amended in December 2010.

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

Following the Go Merger, and throughout the 2010 and 2011 fiscal years we devoted all of our resources to the homologation of the all-electric Zotye Sport Utility Vehicle (“SUV”) with the intent to import and distribute the SUV throughout the U.S. pursuant to the Zotye Agreement.  However, after taking several SUV’s through the required tests to comply with the standard safety benchmarks required by the U.S. Department of Transportation (“DOT”) and the U.S. Federal Motor Vehicle Safety Standards (“FMVSS”) to determine the safety and U.S. marketability of the SUV, we determined the SUV could not qualify for sales in the U.S. without certain factory modifications by Zotye, and notified Zotye of the same.  While we waited for a determination from Zotye as to whether they would be willing to make the necessary modifications to their SUV for sales in the U.S., we moved forward with an evaluation of the Zotye all-electric utility van (“ZUV”), and evaluated the possibility of marketing and selling the SUV, in its current configuration, in Central America, particularly Panama and Costa Rica.  In 2011 and 2012, we believe Zotye was evaluating the costs of making the necessary required modifications to the SUV, and members of our management and consultants made several trips to China and to the Zotye manufacturing facility.  During this time, we provided Zotye with several versions of a proposed new definitive agreement, but did not come to a mutual agreement with them on the terms.  Since this time in 2012 there have not been any material discussions with Zotye regarding the proposed amendments to the definitive agreement or terminating the existing agreement.  Per the LOI, all time and payments provisions were tolled.  As a result, for accounting purposes we elected to write-off the costs associated with the homologation of the SUV.  Additionally, in 2013, our provisional permit to import the SUV’s terminated resulting in us having to destroy the SUVs we had in our possession.  Due to the current status of the Zotye Agreement we do not consider this agreement to be a material agreement for us, but that could change if we re-enter negotiations with Zotye.

In mid-2012, as a result of the lack of definitive timelines to complete the Zotye work, and not knowing whether Zotye would agree to the necessary modifications of its SUV in order to bring it into the U.S., we elected to modify our business plan so as to not be dependent upon one supplier, one product and only one segment of the new all-electric automotive industry, and instead to be involved in two areas of the industry: (1) the manufacturing and sale of our own mass transit vehicles and / or the import and distribution of foreign manufactured Eco- friendly passenger vehicles (“Passenger Vehicles”), Municipal Transit Buses, School Buses, Limousines, and Airport and Hotel Shuttle Vans (collectively, “Mass-Transit Vehicles”), and (2) the conversion of conventional internal combustion engine driven vehicles into all-electric powered vehicles (“Conversion Vehicles”), with the medium term goal of becoming a leading manufacturer of all-electric Mass-Transit Vehicles and  Conversion Vehicles.

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

On February 10, 2012, Green Automotive Company entered into a Merger Agreement and Plan of Reorganization with Matter of Time I Co., a Nevada corporation (“MOT”) (the “MOT Agreement”).  Under the MOT Agreement, at the closing of the transaction contemplated by the MOT Agreement, MOT dissolved into and became a part of Green Automotive Company, with Green Automotive Company being the surviving corporation and assuming MOT’s status as a reporting issuer under the Securities Exchange Act of 1934, as amended.  On December 14, 2012, the transactions contemplated by the MOT Agreement closed (the “Closing”).  A copy of the MOT Agreement is attached hereto as Exhibit 10.5.  As a result of the Closing, MOT was merged out of existence and Green Automotive Company became a reporting issuer under the Securities Exchange Act of 1934, as amended.

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

As a result of the Liberty Transaction, we acquired LEC, a company that designs and develops electric vehicle drive solutions for use in its own converted vehicles and for sale to original equipment manufacturers (OEMs) for incorporation into their production.  LEC’s engineers have invented innovative EV drive train technologies that can be employed in a wide variety of vehicle platforms.  LEC is also involved in a number of advanced research programs for developing next generation electric vehicle (“EV”) solutions.  These programs include the prestigious “Deliver” project where LEC is working together with “tier one” automotive companies to develop a pure electric delivery vehicle; the “Motore” project in which LEC has partnered with other “tier one” automotive companies and universities to develop a “rare earth” free electric motor technology, and more recently the Epsilon project designed to develop a lightweight passenger vehicle (sub 600kg) with safety levels more normally associated with a full size passenger car.   Additionally, LEC has also created after sales support for EV’s, by providing a comprehensive aftermarket maintenance program throughout Europe for electric trucks and cars.  LEC maintains a contract with Navistar, Inc., whereby LEC provides support to service Navistar’s Modec trucks, which are covered by an extended warranty provided to the owners by Navistar (the work is carried out by LEC and recharged to Navistar).

The LEC team consists of 13 individuals, who have an average of 15 years of experience, and combined have over 200 man years of experience, in the automotive industry and average 7 years of experience and combined have over 95 man years in the electric vehicle (EV) sector.  During these years the LEC personnel has designed, manufactured and maintained electric vehicles that have driven over 12,000,000 miles.  Our management believes the experience of LEC’s personnel in the EV sector provides us with an advantage in the sector because the EV sector is an emerging market and as such many people working in it are "new" with often little or no experience in the sector and are “learning on the job.”  The world’s first ground up electric truck of the modern era, was designed by LEC’s team 7 or 8 years ago, and as such their expertise in this field goes back further than most of our competitors.  LEC’s experience in EV platform design led to the launch of two technology demonstrator vehicles, known as the Liberty E-Range.  The Liberty E-Range was the world’s first pure electric, luxury 4x4 that has a range of 200 miles on a single charge – this is the upper end of the range that any current EV weighing 3 tons is able to achieve.  The vehicle has four electric motors, one for each wheel, and, at the time, the world’s largest Lithium car battery, creating a drive train design that is truly unique.  The Liberty E-Range was built under one of a number of United Kingdom government sponsored programs initiated to test electric vehicles with this particular one called "Evadine". The vehicle design parameters were a range of 200 miles, a 0-60 mph time of around 7 seconds and top speed of 100 mph.  Results from the test program confirmed that the Liberty E-Range Rover vehicles met these design parameters. The Evadine program required the vehicles to be driven by "normal" drivers for extended periods (3 to 6 months) over a 24 month period.  They were driven on normal roads, at weekends and under driving conditions intended to test the vehicles in a variety of circumstances.  The results were captured by data loggers and the information was transmitted to Newcastle University which produced and shared the results amongst the Evadine participants.  The results were designed to help EV manufacturers improve the efficiency of their vehicles based on feedback on how they are used and driven. The test program for the Liberty E-Range was completed in July 2013 and the

Evadine program has ended.  Vehicles involved in the program included those from large manufacturers like Peugeot and Nissan, and also from smaller companies like Smiths, Avid and Liberty.  LEC had two E-Range Rovers in the program and the two Liberty E-Range demonstrator vehicles were driven as test vehicles for the approximately 24 months of the program.  The end of the program coincided with the launch by Land Rover of their next generation model. As a result, the old generation model cannot be sold as anyone wanting to purchase a new electric Range Rover would want the new model.  The new Range Rover is lighter by some 400kg than the older model and we are currently evaluating the engineering required to convert this new vehicle to a pure electric version.  We are undertaking this evaluation on our own volition.  When this engineering evaluation is complete we will consider producing a prototype to evaluate market acceptance of its performance and price positioning.

Due to its experience in EV technologies and in servicing EVs, LEC continues to supply on-going support for electric vehicles run by key clients in Europe, including major companies such as FedEx, UPS and Veolia. Those companies are using the first “ground up”1 electric trucks known as the “Modec”2 that were launched some 4 years ago for the purpose of making pollution free deliveries in urban areas.  Navistar represented 100% of LEC’s revenue from July 23, 2012 (the date we closed the acquisition with LEC) to December 31, 2012.  Navistar no longer accounts for the majority of LEC’s revenues as the business has diversified away from its reliance on one large customer. For 2013, Navistar accounted for 20.68% of LEC’s revenue.

Newport Coachworks Transaction

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCI (the “NCI Shares”) from Mr. Carter Read, NCI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCI obtaining bona fide, binding purchase orders, with a cash down payment (or with a truck chassis in lieu of cash deposit), standard in the industry, to NCI from third party purchasers requiring NCI to manufacturer Sixty (60) buses with diesel or compressed natural gas engines at NCI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000.  On July 18, 2013 following Board approval, GACR issued to Mr. Read all of the GACR Additional Shares as a consequence of receiving orders for 232 buses from Don Brown Bus Sales for delivery over a 2 year period..  The GACR Shares, when issued, represented approximately 6.8% of our then outstanding common stock as of October 30, 2012.  This transaction closed on October 12, 2012.

Going Green Transaction

On January 31, 2013, we signed a binding agreement to buy UK-based electric vehicle distributor Going Green Limited (www.goingreen.co.uk). Under the brand name, “GoinGreen”, it has sold over 1,400 new and used versions of the highly successful G-Wiz electric vehicles, making it one of Europe’s largest single retailers of electric vehicles.  Going Green Ltd was founded in 2002 and in the early days, set itself the mission to minimize the effects of climate change by encouraging carbon-neutral motoring. The company pioneered electric vehicles in the UK with the G-Wiz, an electric vehicle designed in California and manufactured in India by the Indo-Reva Electric Car Company, making London a centerpiece of the electric vehicle (EV) market. The deal was consummated on April 1, 2013 when 1,562,498 shares of GACR common stock was exchanged for 100% of the issued and outstanding securities of Going Green Limited (an England and Wales private limited company).

Other Transactions

On or about May 9, 2013, we issued 1,050,000 shares of our common stock to Metro-Electric PLC to secure a 30% investment in the Powabyke brand of Electric Bikes owned by Metro-Electric PLC.

1 "Ground-up" refers to vehicles that were initially designed and built as electric vehicles as opposed to the conversion of an existing vehicle that has an internal combustion engine converted to run with an electric motor.

2 “Modec” is the name of the Navistar “ground-up” electric truck in Europe. It is known by the name E-Star in the United States of America.

On or about May 9, 2013, we issued 1,500,000 shares of our common stock each to Gary Spaniak Sr and Ron Davis to compensate them for Liberty Electric Cars Limited withdrawing from the Merger with ELCR in order to be acquired by GACR.

 On March 14, 2013, we entered into an investment agreement with Kodiak Capital Group, LLC, in order to provide a possible source of future funding.  The investment agreement establishes what is sometimes also referred to as an equity line of credit or drawdown facility.  The number of shares of common stock which will ultimately be issued under the investment agreement is unknown.  Under the investment agreement, Kodiak agreed to provide us with up to $3,000,000 of funding during a twelve-month period beginning on the date the Securities and Exchange Commission declares an S-1 Registration Statement effective, which is a requirement before we will be able to access any funds under the investment agreement.  During the twelve-month period, we may sell shares of common stock to Kodiak by delivering a put notice to them, and they will be obligated to purchase the shares, unless the purchase of such shares would cause Kodiak to own more than 9.9% of our common stock, on a beneficially-owned basis, on the date of the issuance of the shares.  We are under no obligation to deliver any put notices or sell any shares to Kodiak under the investment agreement.  The maximum amount that we can require Kodiak to purchase in each put notice is $3,000,000.  On the day of the put notice, a pricing period of five trading days will begin.  At the end of the pricing period Kodiak will purchase that number of shares determined by dividing the amount of the put notice by 80% of the lowest closing bid price of our common stock during the pricing period.  We may submit a new put notice every seven trading days but only if the shares sold during the prior pricing period have been paid for and issued, and the issuance would not cause Kodiak to own more than 9.9% of our outstanding common stock on a beneficially-owned basis.

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

Following the Go Merger, and throughout the 2010 and 2011 fiscal years we devoted all of our resources to the homologation1 of the all-electric Zotye Sport Utility Vehicle (“SUV”) with the intent to import and distribute the SUV throughout the U.S. pursuant to the Zotye Agreement.  However, after taking several SUV’s through the required tests to comply with the standard safety benchmarks required by the U.S. Department of Transportation (“DOT”) and the U.S. Federal Motor Vehicle Safety Standards (“FMVSS”) to determine the safety and US marketability of the SUV, we elected to modify our business plan so as to not be dependent upon one supplier, one product and only one segment of the new all-electric automotive industry, and instead to be involved in two areas of the industry: (1) the manufacturing and sale of our own mass transit vehicles and / or the import and distribution of foreign manufactured Eco- friendly passenger vehicles (“Passenger Vehicles”), Municipal Transit Buses, School Buses, Limousines, and Airport and Hotel Shuttle Vans (collectively, “Mass-Transit Vehicles”), and (2) the conversion of conventional internal combustion engine driven vehicles into all-electric powered vehicles (“Conversion Vehicles”), with the medium term goal of becoming a leading manufacturer of all-electric Mass-Transit Vehicles and  Conversion Vehicles.

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

As a result, we currently consider ourselves to be a state-of-the-art niche vehicle design, engineering, manufacturing, and sales company, driving innovation in the use of cutting edge zero and low emission technologies.  We also provide a comprehensive after sales program with the intent of maximizing the life time value of clean transport solutions, primarily through our E-Care program. This sources replacement components from around the world at the best possible prices to enable the continued use of electric vehicles when replacement with manufacturer-sourced components would make it not cost effective to continue their use.  For example the battery pack in a Modec truck costs approximately $45,000 to replace with a new unit. LEC can refurbish the old battery pack providing a new lease on life for the vehicle for between $7,000 and $10,000. LEC is believed to be one of a very small number of companies in the world offering this type of refurbishment program.  We believe with LEC and NCI that we possess a portfolio of synergistic businesses that are active in four linked market segments: advanced vehicle technology development, engineering & design with a focus on zero and low emission solutions; manufacturing and customization of vehicles for niche markets (with the potential to be converted into low emission or electric vehicles); retail sales of a range of zero emission transport solutions, and after sales support programs for electric or low emission vehicles including parts, servicing and repair.

As noted above, as a result of the Liberty Transaction, we acquired LEC, a company that designs and develops electric vehicle drive solutions for use in its own converted vehicles and for sale to original equipment manufacturers (OEMs) for incorporation into their production.  LEC’s engineers have developed,  innovative EV drive train technologies that can be employed in a wide variety of vehicle platforms.  LEC is also involved in three significant advanced research programs for developing next generation electric vehicle (“EV”) solutions.  These programs, the “Deliver” project, the “Motore” project, and the Epsilon project are grant-based programs created by the European Union to develop new technologies under the Seventh Framework Programme (FP7) initiative.  These projects pull together partners from various industries to create new technologies across a broad spectrum of uses.  The purpose behind the “Deliver” project is to create a next generation electric delivery van employing lightweight composite structures in a radical new design.  We consider the program to be prestigious because this FP7 project involves two major OEM's - VAG (Volkswagen Audi group - the third largest car manufacturer in the world) and Fiat (owners of Chrysler), while FP7 programs typically do not involve large OEMs.  The second project in which we are involved, the Motore project, has the purpose of creating a new type of electric motor, which avoids the use of rare earth metals.  Currently, rare earth metals are a compulsory component of electric motors - the vast majority of which come from China, and China has been raising the prices and limiting supply for some years. This increases the price of motors for the rest of the world while providing China with an unfair competitive advantage. The goal of the “Motore” project is to be able to create the same power from an electric motor without using these rare earth metals. The recently started Epsilon project is designed to develop a lightweight passenger vehicle (sub 600kg) with safety levels more normally associated with a full size passenger car.

LEC’s subsidiary, LEC2 Limited, has two operating subsidiaries:  Liberty E-Tech and Liberty E-Care.

Liberty E-Tech develops electric vehicle drive train solutions for its own vehicles and for those of other companies. Liberty E-Tech’s “know how” covers all electric vehicle development phases from the initial feasibility studies to electric vehicle design and concept, prototype build, pre-production tests and validation including full homologation to all international standards for passenger electric cars and commercial electric vehicles. Liberty E-Tech’s core competencies include:

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

•

Next generation pure electric delivery truck in the 3.5t to 7.5t GVW category (Deliver Project)

•

Developing new non-rare earth Electric motors (Motore project)

•

Next generation lightweight passenger car (sub 600kg) with high safety levels

•

Development of a pure electric Safari Vehicle

•

Jeep J8 conversion program

Liberty E-Care provides a full package of after sales services for all types of electric vehicles.

The Liberty E-Care team was created from the merger of the Liberty Electric Car support team and the Modec Service operation.  Liberty E-Care operates a membership support programme called “The Club”.  For an annual membership fee, the owner of an electric vehicle can access our highly skilled operators via a telephone hotline, receive software updates as and when required, and, in the case of an intervention, avoid paying a call out fee.  The Liberty E-Care team is both field based and site based, thus intervention can take place at the owner’s location reducing down time. Liberty E – Care is staffed by skilled EV technicians with years of experience, capable of diagnosing and repairing everything on an EV from the battery to the motors, from the software to the traction controllers. More recently Liberty E-Care has pioneered the refurbishment of EV batteries to extend the life of used EV batteries and provide an alternative for significantly less cost than a replacement battery.

As a result of the NCI Transaction, through our wholly-owned subsidiary, NCI, we are involved in bus and limousine manufacturing.  NCI’s new manufacturing facility is based in California where it should have the capacity to produce in excess of 500 buses annually.1  At the end of 2013, NCI had 20 employees it is utilizing for current bus manufacturing.  As the manufacturing increases additional personnel will be required, which NCI believes it will be able to hire from funds provided by Green Automotive Company and/or from the sales of its manufactured buses.  NCI is run by its President, Carter Read, who has over 29 years of experience in bus and limo manufacturing, and ran Tiffany Coachworks as its President for 23 years.  During this time he developed over 9 models of buses ranging from 11500 lb GVW to 33000 lb GVW.  Due to the this experience, although NCI is a newly formed entity, it was able to sign a definitive distribution agreement for the manufacturing of buses over a two year period with Don Brown Bus Sales, Inc., one of North America’s leading bus distributors. Under the agreement, NCI will provide a range of diesel and CNG-powered buses in the 12,500lb GVW to 33,000lb GVW range to customers of Don Brown Bus Sales, Inc.  As a newly-formed entity, NCI’s current plan of operation is to manufacture buses for Don Brown Bus Sales, Inc., under its agreement with them, utilizing the funding to be provided by GAC until sufficient cash flow is generated from the sales to Don Brown.  As noted above, through December 31, 2013, NCI had received approximately $1,399,191 in funding.  NCI delivered its first buses to Don Brown in May 2013, and at the close of 2013 had reached production of 2 buses per week. NCI continues to increase production through the use of new equipment and processes. During the second half of 2013, NCI installed a 3 axis CNC machine to improve the speed and quality of interior components, allowing production to rise from 1 bus per week to 2.

1 The manufacturing facility currently leased by NCI for manufacturing and assembling buses is approximately 20,000 sq. ft.  NCI also has a glass shop approximately 2 miles away from the primary manufacturing facility, which manufactures fiberglass parts, (side panels, front cap, back cap, roof, etc..) along with vacuformed components, (window panels, headliners etc.).  The primary facility has six 20' x 18' ground level doors.  Based on Mr. Read’s experience, with proper tooling and jigs NCWI can manufacture over 500 buses per year based on the size of the current facilities.

In order to manufacture electric commercial vehicles, we will need certain critical components, including, but not limited to motors, controllers, and the electric batteries.  Where we manufacture electric buses and commercial vehicles in America, we will be aiming to source as many components in the U.S. market as possible. For the motors, we should be able to purchase them from one or more of several U.S.-based motor suppliers (e.g. UQM, HPEV).  We should be able to purchase the necessary controllers from Curtis or Sevconn.  Regarding the batteries, the cells to make the electric batteries can come from a variety of cell manufacturers, such as Dow Kokam, Johnson Controls, Valence and other emerging US-based cell manufacturers.  We plan for the battery assembly to be done either in house or by Voltronix an American company based in California.   We do not currently have any agreements or arrangements in place with these suppliers, but do not believe we will have any issues in purchasing the critical components as the need arises.

Recently, NCI initiated a collaborative project to develop a range of electric buses for the North American market with our other acquisition, LEC, utilizing the electric drive train experience from LEC and combining it with the bus designs of NCI.  The aim is to provide clean and quiet buses for the North American market – ones that provide a cost effective solution for operators and improve passenger comfort dramatically.  The parameters for electric bus performance have already been set, including, distance; charging times; speed and acceleration; across a range of buses from 11,500lb GVW through to 33,000lb GVW. This should cover the most popular segments in the shuttle and school bus markets.  We believe advances in the charging technology for electric vehicles should see NCI launch electric buses with the ability to charge their batteries up to 80% in just 30 minutes.  This short charging time would provide operators with the opportunity to drive much greater distances during the working day.

Regarding being able to charge batteries up to 80% in only 30 minutes, 380v 3 phase fast chargers are battery chargers that are now available and being deployed by major vehicle manufacturers. Tesla, for example, has started to deploy these fast chargers along major routes in America to make it possible to charge their cars while completing long distance trips of circa 500 miles or more by stopping to recharge for 20 to 30 minutes for every 200 to 300 miles (depending on the range of the car). The roll out of these chargers will allow all electric vehicles to charge "quickly". The stated aim of car manufacturers is to achieve a charge level of 80% of the batteries capacity in 30 minutes or less. Nissan (Leaf), Tesla, Renault (Zoe and other models), all allow the use of these fast chargers (where available) to provide such a fast charge cycle.  For trucks and buses that return to the same points in their journey each day, these fast chargers will allow a very quick battery top up providing greater use / range during the working day. Since this technology already exists and has been both deployed and used by other manufacturers, we expect the production versions of our electric buses to employ this technology and to be able to provide our customers with this option.

Industry Overview

We operate in the automotive industry sector, with a presence in design, development, engineering, and manufacturing with a focus on green technologies for niche vehicles.  Although our acquisitions of LEC and NCI are recent, we believe the businesses are complementary.  For example, LEC designs EV drive trains and provides aftermarket support for EVs, while NCI builds buses which will include an electric drive train with input from LEC to make an electric bus range, and eventually LEC’s aftermarket program will support the vehicles after they are sold.  Our goal is to have these businesses operate synergistically and support one another through their strengths and experience.

The industry is dominated by major OEM’s who require large annual volumes to keep their plants working efficiently (in excess of 10,000 units per month) and thus leave low volume requirements to specialist manufacturers (usually in the order of <1,000 per month). The economies of scale necessary for the large OEM’s to achieve break even, preclude the production of these lower volumes.  The large OEM’s also buy technological development from outside their core business (which is manufacturing and marketing), primarily from design and development companies.  In particular those in the emerging technology area of EV drive trains provide a significant input into the development of OEM product for large automobile companies.  These companies are known as second or third tier suppliers.  In addition, due to the much lower sale numbers large OEMs typically do not venture into these areas of specialized vehicles, and, as a result, there is a market for niche vehicle manufacturers producing anything from military vehicles through to buses, coaches, limousines, taxis and emergency service products. These specialist companies have faced pressure to produce products with zero or low exhaust emissions in order to meet both customer and authority demands and regulations related to the environment.

Our management believes the supply chain for electric vehicle components necessary to manufacture EVs is well established since the majority of electric motors are derivatives of existing motors deployed for other purposes (e.g. trains, fork lifts, aerial lifts, etc.).  The controllers for these vehicles and motors have been around for some time and are also used in other similar industries.  Although the battery technology based on Lithium is fairly new and American cell manufacturers have had a difficult time refining the technology, Chinese manufacturers have had a great deal of success.  Our ability to be energy storage-type agnostic is one of our competitive advantages.  We have vehicles with lead acid batteries (which have been around for over 50 years), Lithium of various chemistry types and have also explored fuel cell technology.  The niche vehicle market for EV's is emerging, but the niches are the same for internal combustion engine vehicles - they are the sectors where the volume is too low for a major OEM to be able to survive economically.  For example, vehicles that typically fall in this category are ambulances, buses, taxis, agricultural vehicles, fire engines, limousines, funeral cars, airport vehicles, military vehicles, pumping vehicles, vehicles for mines, vehicles for theme parks, and forestry vehicles. In all of these categories and more, there are small, niche vehicle manufacturers servicing those industries, but they are now under pressure to do so in an environmentally clean way.  We believe the unique drive train technology Liberty created initially in the E-Range and which is now being combined with the Modec truck drive train to create a proprietary EV solution for niche markets, will enable us to create a successful business in the sectors we choose to enter (starting with EV buses).  We will also be able to offer this technology to existing niche vehicle manufacturers looking for EV drive train solutions for their existing products (we have two projects under evaluation in this category now, one for a military deployment and one in a taxi).

Continued adoption of more stringent environmental legislation, particularly reducing exhaust and pollutant emissions will be a key industry driver.  The market for Hybrid and Pure EV transport is forecasted to grow from its current $69bn to $334bn by 2023 (IDTech Ex 2013)

Competition

The EV industry is very competitive.  Competition ranges from other EV companies and products to other alternative fuel options such as Hydrogen fuel cells.  The majority of the major automobile companies throughout the world have multiple hybrid models as part of their offer.  Our focus on low volume niche vehicle markets reduces the number of competitors we face. Our primary competitors in the EV drive train development industry are: Zytec, AMPD, and Siemens. In the Shuttle bus market, we face a number of competitors in the traditional fuel sector, including Tiffany and Krystal.  However, in the EV shuttle bus market we have little competition (Protera) and thus we expect to be the one of the first to market in the USA.  Some of these companies have greater resources than we do.

Additionally, we face competition from non-EV vehicles, such as those powered by petrol, bio diesel and CNG.  For the gasoline-powered vehicles the competition is from very large companies, such as Ford, General Motors, etc.  For the other types of alternative-powered vehicles, such as CNG, the larger companies include Cummins and Freightliner.

Intellectual Property

As a result of our operations and the Liberty and Newport Coachworks Transactions, we have various patents, trademarks and other intellectual property rights.  Specifically, Liberty logo (the bird) is registered under US and EU law (85042628 US, 009115239 EU); the web addresses:

www.liberty-ecars.com, www.newportcoachworks.com and

www.thegreenautomotivecompany.com are registered, and the following technology patent: 1102200.1 for removable generators.

Government Approvals and Regulations

We and our subsidiaries are subject to the same general laws and regulations that govern any company with employees, including, but not limited to, federal and state labor codes that govern employees (including wage and hour laws and health and safety codes), federal and state environmental codes governing compliance with environmental regulations, and state corporate governance statutes.

In addition, our subsidiaries LEC and NCI are subject to specific regulations based on the industries in which they operate.  Specifically, related to LEC, it needs to comply with legislation regarding the disposal of EV batteries which it does by using a licensed recycling facility in France or Belgium. It complies with all Health and Safety legislation in relation to work on EV's and it complies with those regulations that relate to the homologation and certification of road vehicles where required.  Goingreen complies with the regulations for the provision of consumer credit, registration of road vehicles, repair and maintenance of electric vehicles, disposal of scrap vehicles, and testing of vehicles for use on the public roads. All UK-based businesses comply with the Data Protection act where required to do so.

Specifically, related to NCI, it is a final-stage manufacturer.  It finishes incomplete chassis cabs purchased from various manufactures of the chassis cabs (i.e. Freightliner and Ford).  As a final-stage manufacturer, NCI must comply with Canadian and U.S. Motor Vehicle Safety Standards (C/FVMSS) for final-stage manufacturers, which are regulations set by the Department of Transportation (“DOT”) that govern motor vehicle manufacturers that modify existing, approved motor vehicle designs.  Since NCI takes incomplete chassis cabs from the original manufacturers of the chassis cabs, NCI must comply with DOT’s regulations governing motor vehicle manufacturers (primarily safety standards) and then complete and file engineering reports with the DOT.  Under the DOT’s regulations, NCI files an initial compliance report regarding its compliance or non-compliance with DOT’s regulations and then, for those companies that receive satisfactory scores on their initial reports, they must keep, internally, quarterly updates regarding the company’s compliance with the regulations. These internal reports must be turned over to DOT upon request.

Additionally, advertising, marketing, and sales of vehicles, of which EVs are a sub set, are subject to various regulations in markets around the world.

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

Our subsidiary, LEC, is involved in a number of advanced research programs for developing next generation electric vehicle (“EV”) solutions.  These programs include the prestigious “Deliver” project where LEC is working together with OEM’s and “tier one” automotive companies to develop a pure electric commercial vehicle; the “Motore” project in which LEC has partnered with other “tier one” automotive companies and universities to develop a “rare earth” free electric motor technology, and the Epsilon project designed to develop a lightweight passenger vehicle (sub 600kg) with safety levels more normally associated with a full size passenger car.  During the fiscal years ended 2013 and 2012, our costs of research and development were charged out to the various granting entities.  For example, in 2013 we booked grant revenue of $454,092 which more than covered our engineering team’s research and development activities for that period.  This resulted in LEC only showing $Nil and $6,229, respectively, on research and development for the years ended 2013 and 2012, respectively.

NCI, another of our subsidiaries, is involved in the development of next generation fossil fuel powered shuttle buses, and electric variants of a range of shuttle buses targeting the airport, hotel and school markets.

Our research and development in NCI was approximately $100,000 for 2013, with $22,000 of the build cost of the pre-production electric bus currently showing in work in progress.  The remainder of our research and development costs have been absorbed as part of cost of sales and management overhead. We expect most of our research and development activity to be associated with NCI’s development of the electric bus and for the funding for this to come from the sales of our diesel and CNG buses.

Compliance with Environmental Laws

Liberty is in compliance with all environmental requirements at its technology centre in Coventry England, which requirements primarily relate to the disposal of waste (including hazardous waste).

Regarding our operations within Newport Coachworks, it complies with all environmental requirements, which also relate largely to the disposal of waste.

Employees

Our parent company, Green Automotive Company, does not currently have any employees.  Currently all of Green Automotive Company’s officers are independent contractors.  We believe that our relationship with our staff is good.  Liberty Electric Cars Ltd., our wholly-owned subsidiary, currently employs approximately 40 individuals, and Newport Coachworks, Inc., another wholly-owned subsidiary, currently employs 20 individuals.  We are not aware of any issues with the employees of our subsidiaries.

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

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have a limited operating history.  We may not successfully address these risks and uncertainties or successfully market our existing and new products.  If we fail to do so, it could materially harm our business and impair the value of our common stock.  Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate.  To date we have limited revenues, from our wholly-owned subsidiaries, LEC, Goingreen and Newport Coachworks. We had net loss of $16,362,052 for the year ended December 31, 2013.  However, this net loss was largely a result of non-cash changes in fair value of derivative liabilities (primarily related to convertible preferred stock outstanding) and stock-based compensation, and, as a result, our net loss of $16,362,052 is not indicative of the results of our operations and should not be viewed as an indicator of our future results.  Our management believes our operating loss of $2,387,752 (after adding back stock-based compensation, impairment of assets, stock issued for settlement, and change in fair value of derivative liability) for the year ended December 31, 2013 is a more accurate indicator of our current results.  For the year ended December 31, 2013, we had net cash provided by (used in) operating activities of $(1,318,892) and had $61,723 in cash on hand on December 31, 2013, while our monthly cash flow burn rate was approximately $60,000, excluding professional fees and consultants on an as needed basis.  As a result, we have short term cash needs. These needs are currently being satisfied through proceeds from the sales of our securities and the issuance of debt instruments.  We currently do not believe we will be able to satisfy our cash needs from our revenues until 2015.  As a result, if we are not successful in continuing to raise money from the sale of our securities, we likely would not be able to continue as a going concern.  Unanticipated problems, expenses, and delays are frequently encountered in establishing a presence in the EV market.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing.  The failure by us to address satisfactorily any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations.  No assurance can be given that we can or will ever operate profitably.

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

To date, we have relied on funding from investors and lenders to fund operations, and we have generated limited revenue.  We have limited cash liquidity and capital resources.  Our future capital requirements will depend on many factors, including our ability to market our products successfully, our ability to generate positive cash flow from operations, and our ability to obtain financing in the capital markets.  Our management currently estimates we will need approximately $3 million to implement our business plan over the twelve months, roughly calculated as follows: group forecast breaking even (excluding adjustments for derivatives, stock compensation and options), acquisitions of $1,700,000, non-Grant related research and development of $300,000, capital expenditures of $250,000, and working capital of $750,000.  Our business plan requires additional funding beyond our anticipated cash flow from operations.  Although we have the Kodiak agreement in place, it requires the related S-1 Registration Statement to become effective before funds can be drawn down.  This is not expected before the middle of 2014 and could be later.  Any equity financings would result in dilution to our then-existing stockholders.  Sources of debt financing may result in higher interest expense and may expose us to liquidity problems.  Any financing, if available, may be on terms deemed unfavorable.  If adequate funds are not obtained, we may be required to reduce or curtail operations.

Our revenue is concentrated among a small number of customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it.

As of December 31, 2013, Don Brown Bus Sales, Inc. under its agreement with Newport Coachworks, Inc. represented 38.97% of our total revenue. As a result, if we were to lose the Don Brown Bus Sales contract, it would have a material, adverse effect on our business and we would be forced to curtail our operations.  While it is management’s belief that if we were to lose the Don Brown Bus Sales contract we would quickly find alternative customers, but there is no assurance this would occur.

If we are not successful raising money through the sale of equity and/or loans we will not be able to perform our obligations under our agreement with Don Brown Bus Sales, Inc., which could cause us significant financial harm.

In order to perform our obligations under our agreement with Don Brown Bus Sales, Inc. we must raise significant funding.  Our management estimates we will need to raise approximately $250,000 in order to fully perform our obligations under the agreement.  There is a risk that if we are not able to raise sufficient funding to increase production in order to meet demand from Don Brown Bus Sales then Don Brown Bus Sales might reduce its order and/or place orders intended for us with other suppliers.  If either of these were to occur it would cause us significant harm and we would be forced to drastically reduce our operations.

Our participation in government grant-based research programs can cause a delay in us getting paid for our work and a delay in our ability to recognize the revenue from such programs.

LEC is involved in three significant advanced research programs for developing next generation electric vehicle (“EV”) solutions.  These three programs, the “Deliver” project, the “Motore” project, and the Epsilon project are grant-based programs created by the European Union to develop new technologies under the Seventh Framework Programme (FP7) initiative.  When involved in government-backed research programs there is a risk that payment for the work done under such programs will not be received until after the work has been completed, causing us to pay for such work up front and in advance of receiving payment.  Additionally, due to accounting regulations we may not be able to recognize the revenue received under such programs until the programs are completed, even if we receive progress payments in the middle of the programs.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2013 have been prepared under the assumption that we will continue as a going concern for the next twelve months.  Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so.  However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.  Additionally, the mere mention by our independent registered public accounting firm that there is substantial doubt regarding our ability to continue as a going concern may make it more difficult to raise funds, which we must do in order to continue with our current business plans.

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

Certain of our operations, primarily those conducted through our wholly-owned subsidiary, Liberty Electric Cars Ltd., are conducted outside of the United States.  Some of these risks, such as the time difference, we believe are easily mitigated through technology and the willingness of our management to work hours that are outside the typical working day, but other of the risks, such as volatility in currency exchange rates and our ability to effectively manage our currency transaction and translation risks, pose greater challenges.  In general, we conduct our business, earn revenue and incur costs in the local currency of the countries in which we operate.  As a result, our international operations present risks from currency exchange rate fluctuations. The financial condition and results of operations of each of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our combined consolidated financial statements.  We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates.  Therefore, changes in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our foreign assets and liabilities, as well as our revenues, cost of goods sold, and operating margins, and could result in exchange losses in any given reporting period.

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

There has been a limited public market until the December 20, 2013 for our common stock and there can be no assurance that an active trading market for our common stock will continue.  This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced and is likely to continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products, or enhancements by us or our competitors; general conditions in the U.S. and/or global economies; developments in patents or other intellectual property rights; and developments in our relationships with our customers and suppliers.  Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is quoted for trading on the OTCQB-tier of OTC Markets, which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted for trading on the OTCQB-tier of OTC Markets and we may attempt to move to the OTC Bulletin Board in the near future.  Broker-dealers often decline to trade in OTC Markets’ stocks given that the market for such securities is often limited, the stocks are often more volatile, and the risk to investors is often greater.  In addition, OTC Markets’ stocks are often not eligible to be purchased by mutual funds and other institutional investors.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

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

We plan to operate in the highly competitive North American bus and truck market.

The North American bus and truck market in which we plan to operate is highly competitive. The intensity of this competition, which is expected to continue, results in price discounting and margin pressures throughout the industry and will adversely affect our ability to increase or maintain vehicle prices.  Many of our competitors have greater financial resources, which may place us at a competitive disadvantage in responding to substantial industry changes, such as changes in governmental regulations that require major additional capital expenditures. In addition, certain of our competitors may have lower overall labor costs.

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

•

Lithium polymer-specific charger software is required in order to avoid fire and explosion.

•

Explosions can also occur if the battery is short-circuited, as tremendous current passes through the cell in an instant.

•

While charging the lithium polymer batteries, the individual cells in the pack should be charged evenly. For this purpose, the cells are monitored by a specific software (Battery Management System – BMS). Failure of the software can cause damage to the cells, requiring their replacement or worse, overall failure of the battery itself.

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

Due to an investment agreement with Kodiak we are in the process of registering 25,000,000 shares of our common stock under an S-1 Registration Statement, which could be available for resale if we exercise the maximum amount of put notices under the investment agreement.  The availability for sale of such a large amount of our stock may decrease the price at which our investors are able to sell their shares.

Due to an investment agreement with Kodiak, we are in the process of registering 25,000,000 shares of our common stock under an S-1 Registration Statement, which could be available for resale if we exercise the maximum amount of put notices under the investment agreement.  The sale of all or substantially all of those shares in the public market, or the market's expectation of such sales, may result in an immediate and substantial decline in the market price of our shares.  Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.  Additionally, any sales of the common stock by the selling stockholder will likely reduce the price of our common stock, which in turn would lead to additional shares being issued upon future put notices.  This would lead to further dilution to our shareholders.

The sale of our stock under the investment agreement could encourage short sales by third parties, which could contribute to the further decline of our stock price.

The significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the investment agreement could encourage short sales by third parties.  Such an event could place further downward pressure on the price of our common stock.

The investment agreement may restrict our ability to engage in alternative financings.

Because of the structure of investment agreement with Kodiak, we will be deemed to be involved in a near continuous indirect primary public offering of our securities.  As long as we are deemed to be engaged in a public offering, our ability to engage in a private placement will be limited because of integration concerns.  Additionally, we may not be as attractive of a candidate for other financing arrangements by other investors as a result of the terms of the investment arrangement with Kodiak.

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

Our common stock is traded on the OTC Electronic Bulletin Board.  Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission.  Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

We are an “emerging growth company” under the JOBS Act and we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our stock being less attractive to potential investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  Some investors may find our common stock less attractive as a result of being exempted from these various disclosure requirements that apply to non-emerging growth companies, and, as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.  We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

The term ‘‘emerging growth company’’ means an issuer that had total annual gross revenues of less than $1,000,000,000 during its most recently completed fiscal year. An issuer that is an emerging growth company as of the first day of that fiscal year shall continue to be deemed an emerging growth company until the earliest of:

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non- convertible debt; or

(D) the date on which such issuer is deemed to be a ‘‘large accelerated filer’’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

Our election to take advantage of the JOBS Act’s extended accounting transition period may not make our financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company we can elect to take advantage of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC.  We have elected take advantage of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the standard for private companies.  This may make comparisons of our financial statements to other public companies which are not either an emerging growth company, or an emerging growth company which has opted out of using the extended transition period, difficult or impossible as different or revised standards may be used.  This possible difficulty in comparing our financial statements with those of other companies may make our common stock less attractive potential investors.

The JOBS Act will also allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and reduce the amount of information provided in reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.  We meet the definition of an emerging growth company and, as a result, so long as we qualify as an “emerging growth company,” we will, among other things:

•

be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

•

be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer;

•

be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

•

be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We currently intend to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.”  As a result, our common stock may be less attractive to potential investors

As long as we qualify as an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting, and we may elect not to provide certain other information.

Because we have elected to take advantage of the extended time periods for compliance with new or revised accounting standards provided for under Section 102(b) of the JOBS Act, among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in us and the market price of our common stock may be adversely affected.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we only have outstanding comments from the Commission on our Registration Statement on Form S-1/A filed December 9, 2013.

ITEM 2 – PROPERTIES

Currently, Green Automotive Company has its executive offices at 5495 Wilson Street, Riverside, California 92509, which is at the industrial manufacturing facility leased by Newport Coachworks, Inc. and discussed below.

Our subsidiary, Newport Coachworks, Inc., leases an industrial manufacturing facility located at 5495 Wilson Avenue, Riverside California.  The space is approximately 19,950 square feet and is located on approximately 51,400 square foot lot.  The lease for this facility commenced February 1, 2013 with first month free and runs until February 28, 2018.  The rent is $5,785.50 per month in the first year rising to $6,583.50 in the fifth year.

For our Liberty subsidiary, LEC2 Limited, a 100% owned subsidiary of Liberty Electric Cars Limited, and the business in which Liberty E-Tech and E-Care reside, entered into an eight year contract for new premises in to which it relocated in January 2012. The facilities are based at Unit A Quinn Close, Seven Stars Industrial Estate, Coventry, United Kingdom and total approximately 6,200 square feet and will cost $8.80 per square foot. We secured a first year reduction to $4.40 a square foot. As a result LEC’s rent for the first year was $27,280 and is $54,560 for each of the remaining years.

For our Going Green Limited subsidiary we have a license agreement which requires a minimum of three months’ notice from either party to vacate.  The facilities are based at 201 Beaconsfield Road, Southall, Middlesex, United Kingdom and total approximately 5,200 square feet of workshop at an annual cost of $17.16 per square foot and a quarter of an acre of land to store vehicles at an annual cost of $131,920 per acre.  As a result Going Green’s rent is $122,212 per year.

ITEM 3 - LEGAL PROCEEDINGS

On February 10, 2014, Mr. Ray Mariorenzi filed a lawsuit against alleging breach of an oral contract.  The lawsuit is entitled Ray Mariorenzi v. Global Market Advisors, Inc. and Green Automotive Company Corporation, Superior Court of the State of California for the County of Orange, Central Justice Center - Case No. 30-2014-00704187, and in the complaint Mr. Mariorenzi alleges that at meeting in March, 2012, he made an oral agreement with an officer and director of Global Market Services, Inc. for the purpose of Mr. Mariorenzi performing consulting services to benefit Green Automotive Company and that such services would be provided from March 2012 through end of 2013.  In the Complaint, Mr. Mariorenzi alleges he performed the services but has not been completely compensated for such services and, as a result, claims he is owed $123,500 and 5,750,000 shares of Green Automotive Company’s common stock from the defendants.  Green Automotive Company was served on or about February 27, 2014 and intends to timely file a responsive pleading and defend itself against the lawsuit.

Our predecessor, Go Green USA, LLC (“Go Green”) was a party defendant, along with other defendants in a civil action filed in Marshall County, West Virginia by Glen Dale Motor Co. and Tomsic Motor Co, Civil Action No. 11-C-104 H.  The basis for this action was a claim by the plaintiffs that the defendants breached a dealer agreement entered into by and between the plaintiffs and the defendants by accepting a franchise fee and payment for vehicles (totaling approximately $250,000) from the plaintiffs but failing to deliver any of the purchased vehicles to the plaintiffs.  This undefended and previously unknown action resulted in a default judgment and related judgment order in the amount of $3,717,615 with interest accruing at 7% per annum from and after February 13, 2012.  There is no active effort to enforce this action against Go Green and we believe there are numerous defenses to the asserted judgment and any such enforcement effort.  Moreover, the existence of the liability pre-existed our acquisition of Go Green and its existence was not disclosed as a part of the acquisition. Management has not accrued for this event in the financial statements as its not determinable whether we are liable for this case as Steve Wells is no longer with the company. We expect that if we are properly served and are a proper party to the litigation that the expected loss could be zero to $3,717,615.

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

On May 9, 2013, the Court issued its Memorandum Decision and Order in favor of GACR request for a Preliminary Injunction to prohibit GACR’s transfer agent from re-issuing TBG Shares without a Rule 144 restrictive legend until such shares were eligible under Rule 144 for the removal of the restrictive legend, which current eligibility is on or about December 24, 2013.  As a result, GACR’s Bond was canceled.  TBG has the right to appeal the Memorandum Decision and Order.  Additionally, as a result of a subsequent hearing on May 16, 2013, the Court released us from the terms of the Utah TRO which placed restrictions on our ability to issue new shares, so we can now meet pre-TRO agreements and other agreements to which we are a party that require the issuance of shares of our stock.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted for trading on OTC Markets, OTCQB tier of OTC Link ATS, under the trading symbol “GACR”.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2013 and 2012, as best we could estimate from publicly-available information.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,	Period	Bid Prices
		High	Low

2012	First Quarter	$1.05	$0.74
	Second Quarter	$0.75	$0.36
	Third Quarter	$0.51	$0.21
	Fourth Quarter	$0.50	$0.35

2013	First Quarter	$0.44	$0.16
	Second Quarter	$0.29	$0.16
	Third Quarter	$0.29	$0.20
	Fourth Quarter	$0.42	$0.20

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

Holders

As of December 31, 2013, there were approximately 405,043,436 shares of our common stock outstanding held by 1,840 holders of record and numerous shares held in brokerage accounts.  Of these shares, 370,250,672 were held by non-affiliates.  On the cover page of this filing we value the 370,250,672 shares held by non-affiliates at $14,810,027.  These shares were valued at $0.04 per share, based on our share price on March 7, 2014.

Warrants

As of December 31, 2013, we did not have any warrants to purchase our common stock outstanding.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.  Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2013, we had options to purchase 22,000,000 shares of our common stock, which were issued under our 2011 Non-Qualified Stock Incentive Plan.  The options outstanding as of December 31, 2013 were as follows:

		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Options	Price	Life (Years)		Value
Outstanding at December 31, 2010	4,000,000	$0.002	1.41		$191,500
Granted	18,000,000	0.42	2.90		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at December 31, 2012	22,000,000	$0.34	2.44		$191,500
Exercisable at December 31, 2012	18,000,000	$0.42	3.00	$	−

		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Options	Price	Life (Years)		Value
Outstanding at December 31, 2012	22,000,000	$0.34	2.44		$191,500
Granted	-	-	-		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at December 31, 2013	22,000,000	$0.34	1.44		$191,500
Exercisable at December 31, 2013	18,000,000	$0.42	3.00	$	−

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2013, we issued the following unregistered securities:

On October 16, 2013, we issued an aggregate of 500,000 shares of our common stock to Alan Stone & Company and its designees in exchange for advisory services in connection with investor relations.  These shares were restricted in accordance with Rule 144 and the issuance will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

On or November 8, 2013, we issued 625,521 shares of common stock to a non-affiliate shareholder in exchange for advisory services in connection with investor relations.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

On November 18, 2013, we issued 50,000 shares of our common stock to Chineseinvestors.com in exchange for advisory services in connection with investor relations.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

On December 11, 2013, we issued a total of 7,700,000 shares of our common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation For Settlement of Claims, and attached Stipulated Settlement, entered by the Superior Court of the State of California for the County of Angeles, Central District, on December 4, 2013, in the matter of Ironridge Global IV, Ltd. v. Green Automotive Company, Case No. BC526570.  These shares were issued without a restrictive legend pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, and Section 25017(f)(3) of the California Corporations Code.

On December 23, 2013, we issued 297,429 shares of our common stock to Redwood Management in exchange for settlement of debt. These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act .

On December 31, 2013, we issued 238,095 shares of our common stock to Redwood Management in exchange for exchange for settlement of debt.  These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act

On November 27, 2013, we converted $122,001 of the amount we owed to First Market Services, one of our primary shareholders, into 15,891 shares of our Series A Convertible Preferred Stock.  These shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This Annual Report on Form 10-K of Green Automotive Company for the period ended December 31, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

We are involved in a number of advanced research programs for developing next generation electric vehicle (“EV”) solutions; manufacturing of shuttle buses, and the retailing of electric transport solutions.

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

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCI (the “NCI Shares”) from Mr. Carter Read, NCI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCI obtaining bona fide, binding purchase orders, with a cash down payment standard in the industry to NCI, from third party purchasers requiring NCI to manufacturer Sixty (60) buses with compressed natural gas engines at NCI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000.  As discussed below, GACR will issue Mr. Read up to all of the GACR Additional Shares, which shares will either be kept in escrow and distributed, or kept in treasury and issued, to Mr. Read within ten (10) days of the end of each calendar quarter pro rata with the number of Qualified Purchase Orders received by NCI for the applicable calendar quarter (the “NCI Transaction”).  The determination as to whether the shares will be issued and held in escrow or kept in treasury will be determined by the Parties in good faith and has not been determined to date.  The GACR Shares, if all issued, currently represent approximately 7.6% of our outstanding common stock.  This transaction closed on October 12, 2012.  As a result of this acquisition we are in the business, through NCI, of bus and limousine manufacturing.

On January 31, 2013, we signed a binding agreement to buy UK-based electric vehicle distributor Going Green Limited (www.goingreen.co.uk). Under the brand name, “GoinGreen”, it has sold over 1400 of the highly successful G-Wiz electric vehicles, making it one of Europe’s largest single retailers of electric vehicles.  Going Green Ltd was founded in 2002 and in the early days, set itself the mission to minimize the effects of climate change by encouraging carbon-neutral motoring. The company pioneered electric vehicles in the UK with the G-Wiz, an electric vehicle designed in California and manufactured in India by the Indo-Reva Electric Car Company, making London a centerpiece of the electric vehicle (EV) market. The deal was consummated on April 1, 2013 when 1,562,498 shares of GACR common stock was exchanged for 100% of the issued and outstanding securities of Going Green Limited (an England and Wales private limited company).

On or about May 9, 2013, we issued 1,050,000 shares of our common stock to Metro-Electric PLC to secure a 30% investment in the Powabyke brand of Electric Bikes owned by Metro-Electric PLC.

Overview of Electric Vehicle Market

The market for electric vehicles is growing rapidly, driven primarily by government incentives and the fuel costs for traditional vehicles.  With most major OEM’s now launching electric vehicles the general consensus is that EV’s will eventually replace traditional fossil fuel vehicles, the only question is “how quickly”. Industry analysts Frost and Sullivan’s research (2010) indicated that circa 20% of the market for EV’s will be satisfied by new entrants rather than traditional automotive OEM’s.  Indeed, Tesla’s rise to market value ($2.3bn based on the sale of just 1,500 cars worldwide in 2011, and $28bn by the end 2013 based on sales of 22,450 vehicles) shows what new entrants can achieve.  Electric cars in all categories are forecasted to reach sales of 3.8m units annually by 2020 (Pike Research 2012), with electric trucks forecasted to reach annual sales of 100,000 units globally (Pike research 2011) (excluding buses and coaches).  The development of infrastructure for charging EV’s lags the introduction of vehicles, and as such, the main initial market will be for EV’s that regularly drive the same or similar routes (delivery vehicles, school buses, shuttle buses etc.).  These vehicles, which return to base regularly, and can therefore be charged easily, represent the vanguard of EV adoption.  As infrastructure for charging becomes better and more readily available, coupled with a reduction in component costs driven by volume growth and technology development, then adoption by the public for personal use should increase. The market features two types of products: “ground up” electric vehicles (Renault Zoe, Modec truck, Tesla sports car) and converted product (Smiths Electric Trucks, Azure E Connect).  Converted vehicles are quicker to market and remove the need to design an entire vehicle.  Adoption of EV’s in the business-to-business segment is driven by a number of factors: pollution and emission reduction; lower fuel costs; legislation; incentives; health issues; driver satisfaction; noise reduction and total cost of ownership benefits.

Results of Operations for the Years Ended December 31, 2013 and 2012

Summary of Results of Operations

	Years Ended December 31,
	2013	2012
Revenue	$3,025,850	$320,648
Cost of goods sold	1,944,290	75,379
	1,081,559	245,269
Operating expenses:
Depreciation and amortization	37,924	324,172
(Gain) or Loss on disposal of equipment	27,319	11,113
Impairment of assets	1,105,785	4,502,984
Research and development	-	6,229
Stock Based Compensation	6,228,533	3,266,541
Stock issued for settlement of agreements	3,701,200	550,000
General and administrative	3,020,521	1,365,700
Total operating expenses	14,121,283	10,026,739

Operating loss	(13,039,723)	(9,781,470)

Change in fair value of derivative liability	(2,938,782)	(74,243,141)
Loss on settlement of debt	(99,569)	-
Other Income or (expense)	191,887	(410,551)
Interest expense	(475,865)	(112,792)
	(3,322,329)	(74,766,484)

Net loss	$(16,362,052)	$(84,547,954)

Operating Loss; Net Loss

Our net loss increased by $3,258,253 to $13,039,723 from $9,781,470, for the year ended December 31, 2013 compared to December 31, 2012. The increase in net loss compared to the prior year period is primarily a result of non-cash charge due to stock-based compensation and stock issued for settlement of agreements. These changes are detailed below.

Revenue

Our revenue from the year ended December 31, 2013 was $3,025,850 compared to $320,648 for the year ended December 31, 2012.  Our revenue was derived from the operations of our subsidiaries Newport Coachworks, Inc., Liberty Electric Cars Ltd., Liberty Electric Cars Europe Limited and Going Green Limited.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2013 were $1,944,290 compared to $75,379 for the same period one year ago.  The cost of goods sold for the year ended December 31, 2013 was in line with the revenues generated from the operations of our subsidiaries Newport Coachworks, Inc., Liberty Electric Cars Ltd., Liberty Electric Cars Europe Limited and Going Green Limited.  The cost of sales content varies substantially depending upon whether it is costs related to a bus being manufactured in-house at Newport Coachworks, which has a high material and labor content, compared to grant work completed by Liberty Electric Cars Ltd., which has negligible material and no direct labor costs.

Depreciation and Amortization

Our expenses related to depreciation and amortization were $37,924 for the year ended December 31, 2013, compared to $324,172 for the year ended December 31, 2012.  The decrease was attributable to Intangible assets being fully amortized in 2012.

Impairment of Assets

During the year ended December 31, 2013, we recorded an impairment of assets of $1,105,785, of which $769,890 related to the write off of goodwill that was recorded in relation to our acquisition of Going Green Limited, compared to $4,502,984 for year ended December 31, 2012.  Our impairment of assets in 2012 was substantially higher due to write-off of goodwill arising from the LEC and NCI transactions.

Stock-Based Compensation

Our expenses related to stock-based compensation were $6,228,533 for the year ended December 31, 2013, compared to $3,226,541 for the year ended December 31, 2012.  The increase was primarily due to issuing Mr. Carter Read 22,000,000 shares of our common stock as his bonus for obtaining the Don Brown bus order.

Stock Issued for Settlements

Our expenses related to stocks issued for settlements were $3,701,200 for the year ended December 31, 2013, compared to $550,000 for the year ended December 31, 2012. During the year there was an increasing number of service providers we issued stock in lieu of payment, plus we issued 7,700,000 shares of our common stock to Ironridge Global IV, Ltd. pursuant to a Court order detailed herein, which was the main driver of the expense.

General and Administrative Expenses

General and administrative expenses increased by $1,654,821, to $3,020,521 for the year ended December 31, 2013, from $1,365,700 for the year ended December 31, 2012, primarily due to expenses related to our acquisition of Going Green Limited and the commencement and increase in production at our Newport Coachworks, Inc. subsidiary.

Change in Fair Value of Derivative Liability

During the year ended December 31, 2013, we had a change in fair value of derivative liability of $2,938,782, compared to $74,243,141 for the year ended December 31, 2012, with the significant difference primarily related to the issuance of the Series A Preferred Stock and Liberty’s convertible notes, as well as the change in the fair value of our common stock during the year ended December 31, 2013.

Other Income (Expense)

During the year ended December 31, 2013, we had other income of $191,887. The main income stemmed from the insurance claim made by Liberty for assets destroyed in a fire compared to $(410,551) expense for year ended December 31, 2012.

Interest Income/Expense; Net

Interest expense, increased significantly by $363,073 for the year ended December 31, 2013, compared to $112,792 for the year ended December 31, 2012.  In the year ended December 31, 2013 our interest expenses includes interest on its notes payable and credit facilities drawn in order to meet its capital and operating requirements.

Liquidity and Capital Resources for Years ended December 31, 2013 and 2012

Introduction

During the years ended December 31, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of December 31, 2013 was $61,723 and our monthly cash flow burn rate is approximately $60,000, excluding professional fees and consultants on an as needed basis.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.  We currently do not believe we will be able to satisfy our cash needs from our revenues until late 2014/early 2015, at the earliest.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2013 compared to December 31, 2012, respectively, are as follows:

	December 31, 2013	December 31, 2012	Change

Cash	$61,723	$87,325	$(25,602)
Total Current Assets	1,218,463	299,632	918,831
Total Assets	1,886,868	463,697	1,423,171
Total Current Liabilities	(75,345,683)	(81,682,542)	6,336,859
Total Liabilities	$(75,549,629)	$(82,067,049)	$6,517,420

Our total assets increased by $1,423,171 as of December 31, 2013 compared to December 31, 2012. The increase in total assets was primarily attributed to prepaid expenses, inventory and assets in Newport Coachworks, Inc.

Our current liabilities decreased by $6,336,859 as of December 31, 2013 as compared to December 31, 2012.  A large portion of this decrease was due to reduction in derivative liability of $7,979,903 that is mainly the result of the mark-to-market adjustments at year end.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2013 of $61,723 and $87,325 on December 31, 2012.  Based on our revenues, cash on hand and current monthly burn rate, around $60,000, excluding professional fees and consultants on an as needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash (used) by operating activities of $(1,318,892) for the year ended December 31, 2013, as compared to $(543,924) for the year ended December 31, 2012.  For the period in 2013, the net cash used in operating activities consisted primarily of our net (loss) of ($16,362,052), adjusted by the change in fair value of derivative liability of $2,938,782, share based compensation of $6,228,533, depreciation and amortization of $37,924, issuance of shares for services $3,701,200, impairment of assets of $1,105,785 and changes in other assets of $72,115, prepaid expenses $38,684, accounts payable and accrued expenses of $918,088, Value added taxes $122,656, Monies due to Global Market Advisors $66,789, Lease payable $49,135, deferred financing costs $(60,000), Accounts receivable of $38,490, deferred revenue of $(286,914), inventory of $(336,619), accrued interest of $8,079, loss on disposal of assets of $27,319, loss on settlement of debt of $99,569, and changes in other liabilities of $273,545.

Investments

We had net cash provided by investing activities of $(477,399) for the year ended December 31, 2013 compared to $179,487 for the year ended December 31, 2012.  In the year ended December 31, 2013 the net cash provided by investing activities related mainly to the spend of $522,793 on property and equipment.

Financing

Our net cash provided by financing activities for the year ended December 31, 2013 was $1,860,441 compared to $562,163 for the year ended December 31, 2012.  For the period in 2013, our financing activities consisted of $922,932 from proceeds $215,000 for cash received for shares awaiting issuance, ($29,973) repayment of credit lines, $863,250 for additional notes payable and ($110,768) notes paid down.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	2013	2014	2015	2016	2017	Total
Debt obligations (including Interest)	$1,323,119	$-				$1,323,119
Service contracts	$521,700	$494,700	$247,350	$-	$-	$1,263,750
Operating leases	$236,310	$158,208	$130,046	$132,440	$134,834	$791,837
	$2,081,129	$652,908	$377,396	$132,440	$134,834	$3,378,706

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

ITEM 9A - CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2013, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2013.

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

Name	Age	Position(s)

Ian Hobday	54	Chief Executive Officer, Interim Chief Financial Officer, Interim Secretary, and Director
Alan Rothman[1]	54	Director
Fred Luke	65	Director
Andrew Hewson	56	Director
Carter Read	57	Director
Peter C. Leeds	72	Director

1  On March 15, 2014, Alan Rothman tendered his resignation as our Secretary and as one of our Directors pending approval by our Board of Directors.  Mr. Rothman’s resignation was accepted by our Board of Directors on March 31, 2014.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Ian Hobday, age 54, was appointed as a member of our Board of Directors on August 3, 2012 and appointed as our Chief Executive Officer on August 20, 2013.  Mr. Hobday was appointed as our interim Chief Financial Officer and interim Secretary on March 31, 2014, after Mr. Darren West unexpectedly passed away on March 29, 2014.  Mr. Hobday, who also serves as the CEO for Liberty Electric Cars Ltd., our wholly-owned subsidiary, has international experience in sales, marketing and general management and a track record of growing businesses and delivering profit improvement within multinational companies.  He is co-founder of several innovative start-up companies and has extensive experience in developing business opportunities worldwide.  Mr. Hobday’s position as Chief Executive Officer of one of our two operating subsidiaries, as well as his wealth of international experience in sales and marketing led us to believe Mr. Hobday would be an ideal director for our company.

Mr. Hobday holds 6,438,823 shares of our common stock held in the name of Hobbers, Inc., an entity owned by Mr. Hobday, 4,000,000 shares of our common stock in his name, 150,000 shares of our Series A Preferred Stock, and holds options to purchase 2,500,000 shares of our common stock at $0.06 per share.  Currently, Mr. Hobday is not compensated for his services as a member of our Board of Directors.

Alan Rothman, age 54, was appointed Secretary and a member of our Board of Directors on January 11, 2011.  Mr. Rothman has over thirty years of experience in his current California law practice.  Mr. Rothman’s experience in California law led us to believe he would be an ideal director for our company.

Mr. Rothman holds 1,000,000 shares of our common stock which he acquired by the exercise of an Option granted to him as incentive to become a Director.  Mr. Rothman was compensated for being a director at the rate of $1,500 per month until September 2013, when our Board of Directors eliminated all pay for directors for the time being.  As a result, currently Mr. Rothman is not compensated for his services as a member of our Board of Directors.

Fred Luke, age 65, was appointed President, Treasurer and a member of our Board of Directors on January 11, 2011.  Mr. Luke resigned as our Treasurer effective February 12, 2013 and resigned as our President on September 1, 2013.  Mr. Luke has over 40 years of experience in providing operational and financial consulting services.  He has assisted companies with entity formation and business planning, multi-national mergers and acquisitions, reverse mergers, corporate finance, debt restructuring, and arranging conventional debt and equity financing.  Since 1970, Mr. Luke has provided consulting and management services and has served as a director, chairman, chief accounting officer, president and chief executive officer of over 100 public and privately-held companies.  He has worked in Asia, Europe, Canada, and North Africa.  Mr. Luke’s clients have been active in various business segments, domestic banking, the creation of domestic and foreign tax shelters, telecommunications, commercial airlines, real estate, domestic film financing, clothing and food manufacturing, casino gaming and hotel operations, oil and gas exploration, oil and gas transportation and refining, alternative energy, equipment leasing, network marketing, and international finance.  Mr. Luke’s prior experience of over forty years of assisting companies with entity formation and business planning, multi-national mergers and acquisitions, reverse mergers, corporate finance, debt restructuring, and arranging conventional debt and equity financing led us to believe Mr. Luke is an ideal director for our company considering where we are in development, as well as our dependence on financing through the sales of our securities.

Mr. Luke does not hold any shares of any class of our securities, but holds options to purchase 2,000,000 shares of our common stock at an exercise price of $0.42 per share.  Mr. Luke was compensated for being a director at the rate of $1,500 per month until September 2013, when our Board of Directors eliminated all pay for directors for the time being.  As a result, currently Mr. Luke is not compensated for his services as a member of our Board of Directors.

Andrew N. Hewson, age 56, was appointed as a member of our Board of Directors on September 26, 2012.  Mr. Hewson is a graduate of Cambridge University and has spent over twenty-five years as a director of various public companies, having qualified as a Chartered Accountant in 1984. He has served as a Finance Director of a property developer and investor, and cofounded a specialist retail warehouse property developer and investor. Since 2002, Mr. Hewson has concentrated on growing often smaller businesses, both in property and non-property sectors, including a particular interest in low carbon and carbon reduction business initiatives. He was, until recently, founder, shareholder and director of Going Green Limited, and is a director of a number of other businesses which specialize in electronics manufacturing and developing complex algorithms for digital imaging software.  Mr. Hewson’s position as a founder and executive of Going Green Limited, a company that has been targeted by LEC as a good strategic partner for LEC’s business, led us to believe Mr. Hewson would be an ideal director for our company.

Mr. Hewson holds 531,087 shares of our common stock and options to purchase 1,000,000 shares of our common stock at $0.06 per share.  Currently, Mr. Hewson is not compensated for his services as a member of our Board of Directors.

Carter Read, age 57, is a member of our Board of Directors.  Mr. Read has been the President of Newport Coachworks, Inc., our wholly-owned subsidiary, since October 2012.  In this position Mr. Read oversees all aspects of Newport Coachworks’ bus manufacturing process.  Prior to his position with Newport Coachworks, Mr. Read worked for Tiffany Coachworks from 1999 until October 2012 as its President.  In that position, Mr. Read oversaw Tiffany Coachwork’s design, production, manufacturing and final engineering of its limousine and bus lines, including developing over nine models of buses ranging from 11500 lb GVW to 33000 lb GVW for the North American market.  Mr. Read built a reputation for quality, reliability, style and value. Vehicles manufactured at Tiffany Coachworks under his direction deployed the very latest technology.  Mr. Read’s prior experience of thirteen years of running Tiffany Coachworks, as well as his vast knowledge of bus manufacturing and electric vehicles led us to believe Mr. Read is an ideal director for our company considering our primary business plan of manufacturing and selling electric vehicles and buses.

Mr. Read holds 18,500,000 shares of our common stock held in the name of Parrot Hill Investments LLC, an entity owned by Mr. Read, and options to purchase 2,500,000 shares of our common stock at $0.06 per share.  Currently, Mr. Read is not compensated for his services as a member of our Board of Directors.

Peter C. Leeds, age 72 is a member of our Board of Directors. Since January 1986, Mr. Leeds has been the President of Leeds Davis a professional services firm specializing in providing management consulting services to a variety of companies, ranging from start-ups to mature companies.  Prior to his position with Leeds Davis, Mr. Leeds was a well-known manager in the music industry.  His clients included Blondie, Roberta Flack, and Les McCann. Following his successful music industry career, Mr. Leeds created a video production company that went on to produce The Better Homes and Gardens Idea Notebook for USA Network. Mr. Leeds has also been involved in creating a number of financial structures and business arrangements for a variety of clients. These have included Kolff Medical with Dr. Robert Jarvic (creator of the Jarvic artificial heart), The Juvenile Diabetes Foundation (where he was VP and Board member) and The Caedmon School (where he was Board member and VP for 5 years).  Mr. Leed’s experience with assisting companies with financial structures and business arrangements led us to believe Mr. Leeds is an ideal director for our company considering where we are in development, our dependence on financing through the sales of our securities, as well as the possibility we may acquire other companies in the future.

Mr. Leeds holds 3,198,339 shares of our common stock, 25,000 shares of our Series A Preferred Stock, and options to purchase 1,000,000 shares of our common stock at $0.06 per share.  Currently, Mr. Leeds is not compensated for his services as a member of our Board of Directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2013, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Fred Luke	0	0	0
Darren West	0	0	0
Ian Hobday	0	0	0
Alan Rothman	0	0	0
Andrew Hewson	0	0	0
Peter Leeds	0	0	1
Carter Read	0	0	1

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)

all individuals serving as our principal executive officer during the year ended December 31, 2013;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 who had total compensation exceeding $100,000; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2013,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2013 and 2012, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ian Hobday, Chief Executive Officer and Director	2013 2012 2011	234,690 118,868 N/A	-0- -0- N/A	-0- -0- N/A	165,947 -0- N/A	-0- -0- N/A	-0- -0- N/A	-0- -0- N/A	400,637 118,868 N/A
Darren West, Chief Financial Officer and Director	2013 2012 2011	234,690 118,868 N/A	-0- -0- N/A	-0- -0- N/A	165,947 -0- N/A	-0- -0- N/A	-0- -0- N/A	-0- -0- N/A	400,637 118,868 N/A
Alan Rothman Secretary and Director	2013 2012 2011	12,000 30,000(1) 18,000	-0- -0- -0-	-0- -0- -0-	-0- 466,649(2) -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	12,000 496,64918,000
Fred Luke Director (former President and Treasurer)	2013 2012 2011	12,000 30,000(1) 18,000	-0- -0- -0-	-0- -0- -0-	-0- 466,649(2) -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	12,000 496,649 18,000

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

Employment Contracts

We currently do not have written employment agreements with our executive officers.  However, LEC, our wholly-owned subsidiary, has independent contractor agreements with Mr. Ian Hobday and Mr. Darren West, LEC’s executive officers, and NCI, our wholly-owned subsidiary, has an employment agreement with Mr. Carter Read.

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

In connection with the NCI Agreement, NCI entered into an employment agreement with Mr. Read, under which Mr. Read serves as the Chief Executive Officer of NCI and receives compensation of $15,000 per month and a bonus of $700 per vehicle manufactured and sold by NCI, which remuneration will be paid by NCI to Mr. Read no later than the 15th day of the month following the month NCI receives full payment for the applicable bus.  Additionally, under his employment agreement, Mr. Read has an “acquisition bonus” pursuant to which in the event we either sell NCI in an equity sale or sell substantially all of the assets of NCI in an asset sale, in a stand-alone transaction (one that does not involve the sale of substantially all of Green Automotive Company in the same transaction) to a third party, and if the purchase price we receive for NCI in the transaction exceeds the value of the shares of our common stock that Mr. Read received under that certain Acquisition and Stock Exchange Agreement (the “Acquisition Agreement”) by and between GACR, NCI and NCI’s shareholders dated of even date hereof (such value shall be deemed to be the “Share Value Amount,” as defined herein), then Executive will receive a cash bonus equal to 50% of the total purchase price GACR receives for NCI (or its assets) minus the Share Value Amount.  The Share Value Amount shall be $0.35, multiplied by the total number of shares of GACR common stock the NCI shareholders have received under the Acquisition Agreement (up to 27,000,000 shares).  In order to receive the Acquisition Bonus Executive must have been employed by Employer within one year of the date NCI or its assets are sold by GACR to a third party.

Director Compensation

The following table sets forth director compensation for 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ian Hobday	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Darren West	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Alan Rothman	12,000	-0-	-0-	-0-	-0-	-0-	12,000
Fred Luke	12,000	-0-	-0-	-0-	-0-	-0-	12,000
Andrew Hewson	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Carter Read	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Peter Leeds	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

Fred Luke and Alan Rothman each received compensation of $12,000 for their roles as directors of Green Automotive Company.  At December 31, 2013 Alan Rothman had accrued compensation of $18,000 owed to him.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Fred Luke	2,000,000	-	-	$0.42	January 1, 2016	-	-	-	-

Alan Rothman	2,000,000	-	-	$0.42	January 1, 2016	-	-	-	-

Ian Hobday	666,667	1,333,333	-	$0.42	July 23, 2018 (1)	-	-	-	-

Darren West	666,667	1,333,333	-	$0.42	July 23, 2018 (1)	-	-	-	-

Andrew Hewson	-	-	-	-	-	-	-	-	-

Carter Read	-	-	-	-	-	-	-	-	-

Peter Leeds	-	-	-	-	-	-	-	-	-

(1)  The options issued to Ian Hobday and Darren West expire three years after they vest.  Since the options vest equally over three years on July 23, 2013, July 23, 2014 and finally on July 23, 2015, one third will equally expire on July 23, 2016, July 23, 2017 and finally on 23, July 2018.

Outstanding Equity Awards at Fiscal Year-End

During the year ended December 31, 2013, we did not issue any options to purchase shares of our common stock to our officers or Directors.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2013.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 17, 2014, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Fred Luke (3)	Director	2,000,000	(4)	<1%

Common Stock	Allan M. Rothman (3)	Secretary and Director	3,000,000	(5)	<1%

Common Stock	Ian Hobday (3)	Chief Executive Officer and Director	79,688,823	(6)	16.5%

Common Stock	Andrew N. Hewson (3)	Director	1,531,087	(8)	<1%

Common Stock	Darren West (3)	Chief Financial Officer and Director	61,005,485	(7)	12.90%

Common Stock	Carter Read (3)	Director	23,500,000	(14)	6.08%

Common Stock	Peter Leeds (3)	Director	15,203,339	(9)	4.62%

Common Stock	Eurasia Finance & Development Corp. P.O. BOX 113 Palos Verdes Estates, CA 90274	5% Shareholder	50,625,000	(10)	11.11%

Common Stock	First Orient Holdings Limited 11700 Preston Rd., Ste #660-418 Dallas, TX 75230	5% Shareholder	50,625,000	(11)	11.11%

Common Stock	Equity Market Development, Inc. 11700 Preston Rd., Ste #660-418 Dallas, TX 75230	5% Shareholder	50,625,000	(12)	11.11%

Common Stock	Bio-Global Resources, Inc. 74998 Country Club Dr. Palm Desert, CA 92260	5% Shareholder	30,780,000	(13)	7.06%

Common Stock	All Officers and Directors as a Group (7 persons)		176,673,249	(4) - (9)	32.92%

(1)

Based on 405,043,436 shares of common stock outstanding as of March 17, 2014.  Shares of common stock subject to options or warrants or other convertible instruments currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)

Unless indicated otherwise, the address of the shareholder is 5495 Wilson Street, Riverside, California 92509.

(3)

Indicates an officer and/or director of the Company.

(4)

Includes options to purchase 2,000,000 shares of our common stock at an exercise price of $0.42 per share.

(5)

Includes options to purchase 2,000,000 shares of our common stock at an exercise price of $0.42 per share.

(6)

Includes 6,438,823 shares of our common stock held in the name of Hobbers, Inc., an entity owned by Mr. Hobday, and 150,000 shares of our Series A Preferred Stock.  The number of shares indicated in table is on an “as converted” basis as on March 17, 2013.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stockon the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of March 17, 2013 we had 405,043,436 shares outstanding.  Also includes options to purchase 2,500,000 shares of our common stock, exercisable immediately at $0.06 per share.

(7)

Includes 150,000 shares of our Series A Preferred Stock.  The number of shares indicated in table is on an “as converted” basis as on March 17, 2013.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stock on the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of March 17, 2013 we had 405,043,436 shares outstanding.  Also includes options to purchase 2,500,000 shares of our common stock, exercisable immediately at $0.06 per share.

(8)

Includes 531,087 shares of our common stock that Mr. Hewson received as a result of our acquisition of Going Green Limited under the Acquisition and Shares Exchange Agreement by and between us and Going Green Limited dated February 28, 2013. Also includes options to purchase 1,000,000 shares of our common stock, exercisable immediately at $0.06 per share.

(9)

Includes 25,000 shares of our Series A Preferred Stock.  The number of shares indicated in table is on an “as converted” basis as on March 17, 2013.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stock on the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of March 17, 2013 we had 405,043,436 shares outstanding.  Also includes options to purchase 1,000,000 shares of our common stock, exercisable immediately at $0.06 per share.

(10)

Includes 125,000 shares of our Series A Preferred Stock.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stock on the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of March 17, 2013 we had 405,043,436 shares outstanding.

(11)

Includes 125,000 shares of our Series A Preferred Stock.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stock on the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of March 17, 2013 we had 405,043,436 shares outstanding.

(12)

Includes 125,000 shares of our Series A Preferred Stock.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stock on the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of March 17, 2013 we had 405,043,436 shares outstanding.

(13)

Includes 76,000 shares of our Series A Preferred Stock.  Shares of our Series A Preferred Stock are convertible into that number of shares of our common stock determined by multiplying the number of issued and outstanding shares of our common stock on the date of conversion by .000001, and then multiplying that number by the number of Series A Preferred Shares to be converted.  For the purposes of this calculation as of March 17, 2013 we had 405,043,436 shares outstanding.

(14)

Includes options to purchase 2,500,000 shares of our common stock, exercisable immediately at $0.06 per share.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set out below, as of December 31, 2013, we had not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

On July 19, 2010, we entered into an Advisory Agreement (the “Advisory Agreement’) with Global Market Advisors, Inc., a Nevada corporation (“GMAI”).  Under the Advisory Agreement, GMAI was retained by us to assist with a variety of services, including, but not limited to, assisting us with our filings as a public company, making the public aware of us and our business, and provide general advice to our management in order to execute our business plan and strategy.  In exchange for the services we agreed to compensate GMAI as follows:   (i) an option to purchase 1,000,000 shares of common stock (which was issued and exercised by GMAI in 2010), (ii) an advisory fee of $2,500 per month (which was paid for 2-3 months and has been accrued since, with currently $117,000 due), (iii) an “introduction fee” for introductions GMAI provided to us that leads distributors or sales channels for our products, with the “introduction fee” equal to 10% of the funds or other benefits received by us as a result of the introductions provided by GMAI, and (iv) a “transaction fee” for any acquisition, merger, joint venture, etc., brought to us by GMAI, with the “transaction fee” equal to 10% of the economic benefit received by us as a result of the transaction (currently GMAI is owed a transaction fee the amount of which GMAI and our management have yet to agree upon).  At the time we entered into the Advisory Agreement, Mr. Fred Luke was GMAI’s President and owned 99% of GMAI’s common stock, but was not affiliated with Green Automotive Company at that time.  When Mr. Luke agreed to become our President in January 2011, he stepped down from his position with GMAI and transferred his ownership interest in GMAI to Global Trade Finance, Inc. (“Global Trade”) in exchange for the extinguishment of debt GMAI owed Global Trade, making GMAI a wholly-owned subsidiary of Global Trade.  Mr. Luke’s father, Mr. Fred Graves Luke, continued to work for GMAI until Mr. Fred Graves Luke’s passing in April 2012.  At the time of his passing he was negotiating on behalf of us agreements with Indian Tribes in Oklahoma and Florida to sell the Tribes All-Electric School Buses and he was trying to secure State and Federal grants for us.  However, Fred Graves Luke passed away in April 2012. Since the death of Fred Graves Luke, Mr. John L. Lawver, President of Eurasia Finance and Development Corp, (“Eurasia”), the sole shareholder of Global Trade Finance, Inc. (“Global Trade”), which is the sole shareholder of GMAI, has been carrying out the duties of acting Secretary and Director of GMAI.

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

On July 23, 2012, we entered into a Stock Purchase Agreement (the “FMS Stock Agreement”) with First Market Services, a Nevada corporation (“FMS”) and one of our shareholders, under which we may sell, and FMS may purchase, up to One Hundred Twenty Thousand (120,000) shares of our Series A Preferred Stock  at Five Dollars ($5) per share.  Pursuant to the FMS Stock Agreement, FMS has the right to purchase the Series A Shares in increments of One Thousand Dollars ($1,000) with a minimum purchase of Fifty Thousand Dollars ($50,000) per month for a minimum of twelve (12) months, with Forty Thousand Dollars ($40,000) being earmarked for the LEC Entities to fund their operations and growth, and Ten Thousand Dollars ($10,000) being earmarked to fund the costs associated with us being a public company.  As of December 31, 2013, we had issued 83,680 shares of our Series A Preferred Stock have been issued to FMS under the FMS Agreement.

As a result of the acquisition of Newport Coachworks, Inc., we entered into a second Stock Purchase Agreement (the “FMS Stock Agreement No. 2”) with FMS under which we may sell, and FMS may purchase, up to One Hundred Twenty One Thousand Two Hundred Twelve (121,212) shares of our Series A Preferred Stock at Eight Dollars Twenty Five Cents ($8.25) per share.  Pursuant to the FMS Stock Agreement No. 2, FMS has the right to purchase the Series A Shares in increments of One Thousand Dollars ($1,000).  An initial payment of $50,000 was paid on October 15, 2012.  As of December 31, 2013, we had issued 12,121 shares of our Series A Preferred Stock to FMS under FMS Agreement No. 2.

As of December 31, 2013, we owed $120,102 to FMS, of which $15,102 relates to amounts paid by FMS to us under the FMS Agreements for which stock has not been issued, and $105,000 relates to prior loans to us from FMS.

We do not have a written policy concerning the review, approval, or ratification of transactions with related persons.

We do not have an audit, compensation, or nominating committee.  One of our directors, Andrew Hewson, is independent.

Corporate Governance

As of December 31, 2013, our Board of Directors consisted of Mr. Fred Luke, Mr. Alan Rothman, Mr. Ian Hobday, Mr. Darren West, Mr. Nick Hewson, Mr. Peter Leeds, and Mr. Carter Read. Mr. Hewson and Mr. Leeds qualify as “independent” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2013 and December 31, 2012 for professional services rendered by Anton & Chia, LLP, respectively, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees and Audit Related Fees	$86,325	$43,109
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$86,325	$43,109

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

(a)(3)

Exhibits

Refer to (b) below.

(b)

Exhibits

3.1 (1)	Articles of Incorporation of Green Automotive Company, filed June 3, 2011
3.2 (1)	Articles of Merger of Green Automotive Company, filed October 19, 2011
3.3 (1)	Articles of Merger between Green Automotive Company and Matter of Time I Co., filed December 13, 2012
3.4 (1)	Amended and Restated Bylaws of Green Automotive Company
10.1 (1)	Advisory Agreement by and between Green Automotive Company and Global Market Advisors, Inc. dated July 19, 2010
10.2 (1)	Credit Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated January 1, 2012
10.3 (1)	Settlement, General Release and Conversion Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated June 30, 2012
10.4 (1)	Assignment Agreement by an between Green Automotive Company and Investment Finance IFC Ltd. Dated January 27, 2012
10.5 (1)	Merger Agreement and Plan of Reorganization by and between Green Automotive Company and Matter of Time I Co. dated February 10, 2012 and completed December 12, 2012.
10.6 (1)	Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated June 28, 2012
10.7 (1)	Amendment No. 1 to Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated December 4, 2012
10.8 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated June 29, 2012
10.9 (1)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company and Newport Coachworks, Inc. dated October 12, 2012
10.10 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Ian Hobday dated December 4, 2012
10.11 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Darren West dated December 4, 2012
10.12 (1)	Employment Agreement by and between Newport Coachworks, Inc. and Carter Read dated October 2012
10.13 (1)	Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012
10.14 (1)	Employment Agreement with Mark Aubry dated December 17, 2012

10.15 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated November 20, 2012
10.16 (1)	Stock Purchase Agreement by and between Green Automotive Company and Mark E. Crone and Bosch Equities, LP dated September 1, 2011
10.17 (1)	Exchange Agreement by and between Green Automotive Company and Investment Finance Company IFC Limited dated March 31, 2012
10.18 (2)	Investment Agreement with Kodiak Capital Group, LLC dated March 14, 2013
10.19 (2)	Registration Rights Agreement with Kodiak Capital Group, LLC dated March 14, 2013
10.20 (3)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company, Liberty Electric Cars Ltd. and Going Green Limited dated February 28, 2013
10.21 (4)	Securities Purchase Agreement with Auctus Private Equity Fund, LLC, dated August 26, 2013
10.22 (4)	Promissory Note issued to Auctus Private Equity Fund LLC, dated August 26, 2013
10.23 (4)	Securities Purchase Agreement with LG Capital Funding, LLC, dated August 21, 2013
10.24 (4)	Promissory Note issued to LG Capital Funding, LLC, dated August 21, 2013
10.25 (5)	Services Agreement by and between Navistar, Inc. and Liberty Electric Cars Ltd. dated May 3, 2011
10.26 (6)	Summary of Amendment to D Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012
21.1 (1)	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Accounting Officer

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(3)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 15, 2013.

(4)

Incorporated by reference from our Registration Statement on Form S-1/A filed with the Commission on November 12, 2013.

(5)

Incorporated by reference from our Amended Current Report on Form 8-K/A filed with the Commission on June 17, 2013.

(6)

Incorporated by reference from our Amended Current Report on Form 8-K/A filed with the Commission on November 29, 2013.

(7)

Incorporated by reference from our Registration Statement on Form S-1/A2 filed with the Commission on December 9, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Automotive Company

Dated: March 31, 2014		/s/ Ian Hobday
	By:	Ian Hobday
Chief Executive Officer (Principal Executive Officer), Interim Chief Financial Officer (Principal Accounting Officer), Interim Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014		/s/ Ian Hobday
	By:	Ian Hobday
Chief Executive Officer, Interim Chief Financial Officer, Interim Secretary and a Director

Dated: March 31, 2014
	By:	Fred Luke
Director

Dated: March 31, 2014		/s/ Andrew Hewson
	By:	Andrew Hewson
Director

Dated: March 31, 2014		/s/ Carter Read
	By:	Carter Read
Director

Dated: March 31, 2014		/s/ Peter Leeds
	By:	Peter Leeds
Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Green Automotive Company

We have audited the accompanying consolidated balance sheets of Green Automotive Company and its subsidiaries (collectively the “Company”), as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Automotive Company and its subsidiaries, as of December 31, 2013 and 2012 and the results of their operations, their cash flows for years then ended in conformity with accounting principles generally accepted in the United States.

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

March 31, 2014

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Balance Sheets

As of December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
		(Restated)
Current Assets
Cash	$61,723	$87,325
Accounts receivable	154,278	163,389
Inventories	412,312	-
Prepaid expenses and deposits	585,503	-
Notes receivable	-	11,329
Other	4,647	37,589
Total Current Assets	1,218,463	299,632

Non-Current Assets
Property and equipment, net	608,405	164,065
Deferred financing cost	60,000	-
Total Assets	$1,886,868	$463,697

Current Liabilities
Accounts payable and accrued expenses	$1,717,214	$872,086
Deferred revenue	170,251	422,182
Current portion of notes payable	845,396	-
Credit facility and other advances	45,527	73,916
Derivative liability	71,752,773	79,732,676
Share liability on purchase of NCWI	-	250,000
Funds received from FMS not converted into preferred shares	-	120,102
Funds received not converted into equity (net of discount)	215,000	-
Sums due to Global Market Advisors	170,889	104,100
Accrued value added taxes	162,600	39,944
Sums due to Global Trade Finance	25,000	25,000
Lease payable	64,197	15,062
Other payables	176,836	27,474
Total Current Liabilities	75,345,683	81,682,542

Long-term Liabilities
Notes payable, net of current maturities	203,946	384,507
Total Liabilities	75,549,629	82,067,049

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares authorized at December 31, 2013 and December 31, 2012, $.001 par value, 924,366 and 895,801 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	924	896
Common stock, 900,000,000 shares authorized, $.001 par value, 405,043,436 and 324,551,468 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	405,043	324,551
Additional paid-in capital	37,019,643	12,710,403
Accumulated other comprehensive loss	(198,424)	(111,307)
Accumulated deficit	(110,889,947)	(94,527,895)

Total Stockholder's Deficit	(73,662,761)	(81,603,352)
Total Liabilities and Stockholders' Deficit	$1,886,868	$463,697

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statements of Operations

For The Years Ended December 31, 2013 and 2012

	December 31,
	2013	2012
		(Restated)
Revenues	$3,025,850	$320,648
Costs of goods sold	1,944,290	75,379
Gross profit	1,081,559	245,269

Operating expenses
Depreciation and amortization	37,924	324,172
Loss on disposal of equipment	27,319	11,113
Impairment of assets	1,105,785	4,502,984
Research and development	-	6,229
Stock based compensation	6,228,533	3,266,541
Stock issued for settlements	3,701,200	550,000
General and administrative	3,020,521	1,365,700
	14,121,283	10,026,739

Loss before other expenses	(13,039,723)	(9,781,470)

Other income (expenses)
Change in fair value of derivative liability	(2,938,782)	(74,243,141)
Loss on settlement of debt	(99,569)	-
Other income/expense	191,887	(410,551)
Interest expense	(475,865)	(112,792)
	(3,322,329)	(74,766,484)

Loss before income taxes	(16,362,052)	(84,547,954)
Provision for income taxes	-	-
Net loss	$(16,362,052)	$(84,547,954)

Loss per share (Basic & Diluted)	$(0.04)	$(0.29)

Weighted average shares outstanding (Basic & Diluted)	367,026,037	296,091,384

Consolidated Statements of Comprehenive Loss

For The Years Ended December 31, 2013 and 2012

	December 31,
	2013	2012
		(Restated)
Net loss	$(16,362,052)	$(84,547,954)

Other comprehensive loss, net of tax:
Foreign currency translation	(87,117)	(111,307)

Comprehensive loss	(16,449,169)	(84,659,261)

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statement of Changes in Stockholders' Deficit

For The Period January 1, 2013 through December 31, 2013

								Accumulated
						Additional		Other	Total
	Preferred Stock Series A		Common Stock			Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount		Capital	Deficit	Loss	Deficit
Balance-January 1, 2012	500,000	$500	272,750,110		$272,750	$3,997,036	$(9,979,941)	-	$(5,709,656)
Conversion of debt for common stock			8,000,000		8,000	422,689			430,689
Share based compensation	-	-	-		-	3,266,541	-	-	3,266,541
Conversion of debt for common stock	-	-	2,809,180		2,809	510,018	-	-	512,827
Issuance of stock for Liberty acquisition	300,000	300	39,742,178		39,742	3,447,067	-	-	3,487,109
Issuance of common stock for compensation	-	-	1,250,000		1,250	548,750	-	-	550,000
Issuance of preferred stock for cash	65,801	66	-		-	368,332	-	-	368,398
Issuance of preferred stock to settle debt	30,000	30				149,970			150,000
Total other comprehensive loss, net of tax	-	-	-		-	-	-	(111,307)	(111,307)
Net (loss)	-	-	-		-	-	(84,547,954)	-	(84,547,954)

Balance January 1, 2013	895,801	$896	324,551,468		$324,551	$12,710,403	$(94,527,895)	$(111,307)	$(81,603,352)
Issuance of preferred stock to settle debt	21,841	22	-		-	180,166	-	-	180,188
Conversion of Pref Shares for Ordinary shares	(62,500)	(63)	20,437,331		20,437	7,863,255	-	-	7,883,630
Issuance of common stock for compensation	-	-	535,715		536	213,750	-	-	214,286
Purchase of Going Green 1st April 2013	-	-	1,712,999		1,713	563,577	-	-	565,290
Shares issued for settlement of agreement - Spaniak	-	-	1,500,000		1,500	617,100	-	-	618,600
Shares issued for settlement of agreement - Davis	-	-	1,500,000		1,500	617,100	-	-	618,600
Investment in Powabyke	-	-	1,050,000		1,050	334,845	-	-	335,895
Convertible debt Todd and Wesley	-	-	670,392		670	128,942	-	-	129,612
Issue Carter Read Shares	-	-	5,000,000		5,000	245,000	-	-	250,000
Issue Carter Bonus shares	-	-	22,000,000		22,000	5,918,000	-	-	5,940,000
Conversion of Todd and Wesley Loan	-	-	376,226		376	101,238	-	-	101,614
Employee retention - Paul Fickweiler	-	-	27,939		28	7,236	-	-	7,264
Rent in Lieu - Purple Parking	-	-	114,046		114	29,538	-	-	29,652
Issue preference	95,485	95	-	#	-	620,648	-	-	620,743
Conversion of Pref Shares for Ordinary shares	(42,152)	(42)	16,156,335		16,156	3,378,837	-	-	3,394,951
Issue preference	15,891	16				121,985	-	-	122,001
Issue for Services	-	-	1,175,461		1,176	308,825	-	-	310,001
Issue for 3a10 Ironridge agreement	-	-	7,700,000		7,700	2,456,300	-	-	2,464,000
Issue for Conversion of Loan Notes	-	-	535,524		535	121,004	-	-	121,539
To record the value of the beneficial conversion features of new debt	-	-	-		-	150,000	-	-	150,000
Stock Options	-	-	-		-	331,894	-	-	331,894
Net loss	-	-	-		-	-	$(16,362,052)	-	(16,362,052)
Total other comprehensive loss, net of tax	-	-	-		-	-	-	$(87,117)	(87,117)

Balance Dec 31 2013	924,366	$924	405,043,436		$405,043	$37,019,643	$(110,889,947)	$(198,424)	$(73,662,761)

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statements of Cash Flows

For The Years Ended December, 31 2013 and 2012

	December 31,
	2013	2012
		(Restated)
OPERATING ACTIVITIES:
Net loss	$(16,362,052)	$(84,547,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,924	324,172
Loss on disposal of assets	27,319	-
Shares issued for settlement of agreement	3,701,200	550,000
Impairment of Assets	1,105,785	4,502,984
Loss on settlement of debt	99,569	(19,684)
Change in fair value of derivative liability	2,938,782	74,243,141
Share based compensation	6,228,533	3,266,541
Changes in operating assets and liabilities:		-
Accrued interest	8,079	-
Accounts receivable	38,490	(163,389)
Inventories	(336,619)	-
Other assets	72,115	454,585
Prepaid expenses	38,684	-
Accounts payable and accrued expenses	918,088	216,471
Deferred revenue	(286,914)	239,200
Due to related party	-	322,592
Value Added taxes	122,656	-
Due to Global Market Advisors	66,789	-
Lease payable	49,135	-
Deferred financing costs	(60,000)	-
Other liabilities	273,545	67,417
Net cash used in operating activities	(1,318,892)	(543,924)

INVESTING ACTIVITIES:
Proceeds from disposal of vehicles	30,498	14,660
Cash received from acquisition	14,896	149,497
Purchase of property and equipment	(522,793)	15,330
Net cash used in investing activities	(477,399)	179,487

FINANCING ACTIVITIES:
Proceeds from funds received from FMS	922,932	368,398
Cash received from shares to be issued	215,000	-
Borrowings on line of credit, net	-	167,978
Payments to reduce line of credit	(29,973)	-
Payments on long-term debt, net	-	(84,886)
Proceeds from notes payable	863,250	399,202
Payments to notes payable	(110,768)	(288,529)
Net cash provided by financing activities	1,860,441	562,163

Effect of change in exchange rate on cash	(89,752)	(111,307)
Net (decrease) / increase in cash	(25,602)	86,418
CASH AT BEGINNING PERIOD	87,325	906
CASH AT END OF PERIOD	$61,723	$87,325

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Consolidated Statements of Cash Flows

For The Years Ended December, 31 2013 and 2012

(Continued)

	December 31,
	2013	2012
		(Restated)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued in exchange for preferred shares	$11,278,686	$-
Common shares issued to settle agreements	$4,011,201	$-
Common shares issued to settle liabilities	$539,681	$943,516
Common shares issued relation to an investment in a JV	$335,895	$-
Common shares issued relation to acquisition	$6,755,290	$1,987,109
Preferred shares issued in relation to acquisition	$-	$1,500,000
Preferred shares issued to settle debt	$922,933	$150,000
(Treasury Stock) Preferred shares issued to subsidiary	$-	$10,000
Preferred shares converted to ordinary	$(105)	$-

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

Newport Coachworks Transaction

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000. This transaction closed on October 12, 2012. All shares were issued to Mr. Carter Read as of December 31, 2013.

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

Going Green Transaction

On January 31, 2013, the Company signed a binding agreement to buy UK-based electric vehicle distributor Going Green Limited (www.goingreen.co.uk). Trading under the brand name, “GoinGreen”, it has sold over 1400 of the highly successful G-Wiz electric vehicles, making it one of Europe’s largest single retailers of electric vehicles.  Going Green Ltd was founded in 2002 and in the early days, set itself the mission to minimize the effects of climate change by encouraging carbon-neutral motoring. The company pioneered electric vehicles in the UK with the G-Wiz, an electric vehicle designed in California and manufactured in India by the Indo-Reva Electric Car Company, making London the capital of the electric vehicle (EV). The deal was completed on April 1, 2013 when 1,562,498 shares of GACR common stock was exchanged for 100% of the issued and outstanding securities of Going Green Limited (an England and Wales private limited company) plus 150,501 shares of GACR common stock was issued to former creditors of GoinGreen. Due to the temporary restraining order (“TRO”) the shares were not released by our transfer agent until June 24, 2013.

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

The following week the Court held a Hearing with all parties to settle on a form of order for the preliminary injunction requested by us, or allow our transfer agent to re-issue the TBG Shares in the name of Cede & Co. (effectively allowing the TBG Shares to be sold as “free-trading” shares in the public market).  At the hearing, the Court decided to Court let the Temporary Restraining Order stand, which served to prevent our transfer agent from re-issuing the TBG Shares in the name of Cede & Co. but left open for additional briefing and consideration the issue of whether the amount of the bond for the injunction should be increased to the difference between the current estimated free market value of the TBG Shares ($250,000 give or take) and the value on the day of the Courts decision. The Court determined that the possible loss to TBG, if it was decided that the TBG Shares should not have been held by our transfer agent and re-legended, was $50,000 and ordered us to post a $50,000 Bond., which we posted.

On May 9, 2013 the Court issued its Memorandum Decision and Order in favor of GACR placing a Permanent Injunction on the re-issuance of the TBG Shares without a Rule 144 restrictive legend until such shares were eligible under Rule 144 for the removal of the restrictive legend, which is on or about December 24, 2013. As a result, our bond requirement was cancelled.  We were also released from the terms of the Utah TRO as to the restriction on issuance of additional shares to meet pre-TRO agreements and other agreements to which we are a party which require the issuance of additional shares of our stock.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The Company does not hold significant variable interests in any variable interest entities. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of December 31, 2013, we have sustained recurring losses totalling $110,889,947 and have a stockholders’ deficit of $73,662,761 These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital to fund the acquisition or to purchase an ongoing business and improving profitability of existing operations. Until such time, we anticipate our working capital needs will be funded through the issuance of debt and equity instruments. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging economic conditions. Accordingly, future estimates may differ significantly.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2013 and 2012.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Joint Venture

The Company applies the equity method for the 30% investment to its joint venture interest in Powabyke, a privately-held UK company, since quoted market prices are not available and the Company, has the ability to exercise significant influence over operating and financial policies of the joint venture. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted affiliate’s net income (loss) including changes in capital of the affiliates. In addition, dividends received from the equity-accounted company reduce the carrying value of the Company’s investment.  If there is an other-than-temporary decline in the market value of the investment, an impairment charge is recorded. Based on management’s evaluation the investment in the joint venture has been fully impaired in 2013 of $335,895.

Inventories

The Company’s inventories are valued at lower of cost or market, as determined by the first-in, first out (FIFO) method.

Concentrations

The Company currently maintains substantially all of its cash with major financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

As of December 31, 2013, our overall revenue was highly concentrated, with two primary customers. Navistar comprised 20.68% of total revenue under its agreement with LEC (LEC has total revenue of $1,331,127 in 2013), and Don Brown Bus Sales, Inc. comprised 100% of total revenue under its agreement with Newport Coachworks, Inc. (Newport Coachworks, Inc. has total revenue of $1,179,240 in 2013).

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There is an impairment charge for the year ended December 31, 2013 of $1,105,785 pertaining to the write off of Goodwill on the Going Green acquisition and the write down of the investment in Powabyke. For the year ended December 31, 2012  there was an impairment charge of $4,502,984 related to write off of Goodwill on consolidation of Liberty and write down of Licenses and homologation costs.

The Company determined that there was an indicator of impairment in goodwill and other intangibles during the year ended December 31, 2013 because of the lowered revenue and cash flow projections. The Company use the present value technique for the impairment testing.

Derivative Instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of income under other income (expense).

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our "major" tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2008 through 2013 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2008 through 2013 California Franchise Tax Returns. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Trade Receivables	December 31, 2013	December 31, 2012
Trade receivables, net	$123,254	$113,429
Grant monies receivable	31,024	49,960
	154,278	163,389

Deferred Revenues	December 31, 2013	December 31, 2012
Deferred Grant Income	$17,964	$307,226
Deferred Membership Fees	152,287	114,956
	170,251	422,182

Net Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted loss per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. There are dilutive securities which are considered to be anti-dilutive and are not included in diluted loss per shares, which consists of stock options, of 18,000,000 and 18,000,000 for the years ended December 31, 2013 and 2012, respectively, and Class A convertible preferred stock of 924,366 and 895,801 for the years ended December 31, 2013 and 2012, respectively.

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

Other recent pronouncements issued by FASB (including its Emerging Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

On January 31, 2013, the Company signed a binding agreement to buy UK-based electric vehicle distributor Going Green Limited (www.goingreen.co.uk ). Doing business under the brand name, “GoinGreen”, it has sold over 1,400 of the highly successful G-Wiz electric vehicles, making it one of Europe’s largest single retailers of electric vehicles.  Going Green Ltd was founded in 2002 and in the early days, set itself the mission to minimize the effects of climate change by encouraging carbon-neutral motoring. The company pioneered electric vehicles in the UK with the G-Wiz, an electric vehicle designed in California and manufactured in India by the Indo-Reva Electric Car Company, making London the capital of the electric vehicle (EV). The deal was completed in the second quarter of 2013 when 1,562,498 shares of GACR common stock was exchanged for 100% of the issued and outstanding securities of Going Green Limited (an England and Wales private limited company). Due to the TRO the shares were not released by our transfer agent until June 24, 2013.

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

The Company performed its annual test of goodwill as of December 31, 2013 and 2012.  The Company determined the fair value of the reporting unit exceeded the carrying value of the reporting unit.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS (continued)

For the year ended December 31, 2013 and 2012, the Company concluded there were indicators of potential goodwill impairment, including the decline in the value of the Company’s revenue recognition. As a result of identifying indicators of impairment, the Company performed an impairment test of goodwill as of December 31, 2013 and 2012.

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

In performing Step 2 of the goodwill impairment test, the Company compared the implied fair value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, goodwill impairment charge of $3,982,543 and 769,890 which was recognized during the year ended December 31, 2012 and 2013, respectively.  This charge had no impact on our cash flows or our compliance with debt covenants.

The following table sets forth the balance of the Company’s goodwill as of December 31, 2012 and December 31, 2013:

	December 31, 2011	Additions	Impairments	December 31, 2012
Goodwill, gross	$-	$3,982,543	$(3,982,543)	$-
Accumulated impairment losses	-	-	-	-
Total goodwill, net	$-	$3,982,543	$(3,982,543)	$-

	December 31, 2012	Additions	Impairments	December 31, 2013
Goodwill, gross	$-	$769,890	$(769,890)	$-
Accumulated impairment losses	-	-	-	-
Total goodwill, net	$-	$769,890	$(769,890)	$-

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

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the year ended December 31, 2013 and 2012.

	December 31
	2013	2012
Revenues	$3,209,574	$1,829,625
Costs of goods sold	$2,052,043	$1,171,826
Gross profit	1,157,532	657,799

Operating expenses
Depreciation and amortization	$38,909	$337,965
Loss on disposal of equipment	27,319	11,113
Impairment of assets	1,105,785	4,502,984
Research and development	-	6,229
Share based compensation	6,228,533	3,266,541
Stock issued for settlement of agreements	3,701,200	550,000
General and administrative	3,137,494	1,968,339
	14,239,240	10,643,172

Loss before other expenses	(13,081,709)	(9,985,372)

Other income (expenses)
Change in fair value of derivative liability	(2,938,782)	(74,243,141)
(Loss) or gain on settlement of debt	(36,490)	57,175
Other Income / (expense)	162,269	(410,551)
Interest expense	(509,326)	(123,481)
	(3,322,329)	(74,719,998)

Loss before income taxes	(16,404,038)	(84,705,370)
Income taxes	-	-
Net loss	$(16,404,038)	$(84,705,370)

Loss per share (Basic)	$(0.04)	$(0.29)
Loss per share (Diluted)	$(0.04)	$(0.29)

Weighted average shares outstanding (Basic)	367,026,037	296,091,384
Weighted average shares outstanding (Diluted)	367,026,037	296,091,384

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following: as of December 31, 2013 and December 31, 2012:

Trade Receivables	December 31, 2013	December 31, 2012
Trade receivables, net	$123,254	$113,429
Grant monies receivable	31,024	49,960
	$154,278	$163,389

Our sale of bus terms are cash on delivery.

6. INVENTORIES, NET

Inventories consist of raw materials and work in progress. These pertain to the bus production in the NCWI facility. The Company’s inventories are valued at cost, as determined by the first-in, first out (FIFO) method; in aggregate such valuations are not in excess of market and consisted of the following as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Raw materials	$106,852	$-
Goods in Transit	12,956	-
Work In progress	178,596
Finished Goods	113,908	-
	$412,312	$-

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following: as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Leasehold improvements	$14,828	$10,149
Furniture and fixtures	8,138	8,086
Equipment	608,598	111,973
Computer hardware and software	117,028	32,963
Vehicles	29,189	92,938
	777,781	256,109
Less accumulated depreciation	(169,376)	(92,044)

	$608,405	$164,065

Our property and equipment in 2013 are located equally in terms of value in California and in the United Kingdom (the “UK”). The UK assets are acquired as part of the LEC Entities and Going Green acquisitions (see Note 4). For the year ended December 31, 2013 and 2012, depreciation expense was $37,924 and $324,172, respectively.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. GOODWILL & INTANGIBLE ASSETS

Intangible assets consist of the following and were mainly related to the LEC acquisition (unaudited):

	December 31, 2013	December 31, 2012
Goodwill on purchase of Going Green	$769,890	$-
Goodwill on purchase of Newport Coachworks	-	-
Go License	500,000	500,000
Crash test homologation costs	228,912	228,912
Liberty acquired technology	619,462	619,462
Assembled workforce	689,000	689,000
Trade name and website	45,000	45,000
Non-compete agreement	1,500,000	1,500,000
	4,352,264	3,582,374
Less amortization and impairment	(4,352,264)	(3,582,374)

	$-	$-

Amortization expense was $0 for the year ended December 31, 2013 and $258,755 for the year ended December 31, 2012. Additionally, the Company impaired the remaining basis in the intangibles during the year ended December 31, 2012 as management revised its sales forecast for the product which impaired the goodwill as of December 31, 2012. There was an impairment of goodwill of $769,890 for the year ended December 31, 2013.

9. DEFERRED REVENUE

Deferred revenue consists of the following: as of December 31, 2013 and December 31, 2012:

Deferred Revenues	December 31, 2013	December 31, 2012
Deferred Grant Income	$17,964	$307,226
Deferred Membership Fees	152,287	114,956
	$170,251	$422,182

10. SHARE LIABILITY ON PURCHASE OF NCWI

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder by issuance of 5 million company’s shares . The shares were issued on July 18, 2013, due to the release of the TRO restrictions and so no balance owed at year ended December 31, 2013 (2012: $250,000).

11. FUNDS RECEIVED FROM FMS NOT CONVERTED INTO PREFERRED SHARES

The Company has received advances during the year ended December 31, 2013 in the amount of $922,932. These advances were made directly from FMS. The Company converted $180,188 of the advances in the first quarter of 2013 to 21,841 shares of the Company’s series A preferred stock at $8.25 per share. It converted a further $620,743 of the advances in the second quarter of 2013 to 95,485 shares of the Company’s preferred stock (51,385 @ $5 a share and 44,098 @ $8.25 a share) and  $122,001 was converted in the last quarter to 15,891 shares of the Company’s preferred stock (2,800 @ $5 a share and 13,091 @ $8.25 a share).  At December 31, 2013 all advances had been converted. into series A preferred shares (2012: $120,102)

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. FUNDS RECEIVED NOT CONVERTED INTO EQUITY (NET OF DISCOUNT)

The Company has received advances during the year ended December 31, 2013 in the amount of $215,000 (2012: $NIL). These advances were made directly from the shareholders. These advances are due upon demand and do not bear any interest.

13. SUMS DUE TO GLOBAL MARKET ADVISORS

On July 19, 2010, we entered into an Advisory Agreement (the “Advisory Agreement’) with Global Market Advisors, Inc., a Nevada corporation (“GMAI”).  Under the Advisory Agreement, GMAI was retained by us to assist with a variety of services, including, but not limited to, assisting us with our filings as a public company, making the public aware of us and our business, and provide general advice to our management in order to execute our business plan and strategy. The agreement was terminated with effect on July 31, 2013. In exchange for the services we agreed to compensate GMAI and at December 31, 2013 $170,889 (2012: $104,100) has been accrued to cover all costs and fees owed.

14. SUMS DUE TO GLOBAL TRADE FINANCE

On January 1, 2012 the Company made and entered into a credit facility with Global Trade Finance (“GTF”) to provide credit up to $250,000.  The Company had drawn down $79,000 of the facility through the second quarter of 2012.  The effective rate of interest is 8% on the facility, and the facility was to be secured by 5,000,000 shares of Green Auto common stock, and the advances made to the Company under the credit facility were not reduced to Convertible Notes. The facility was to be due January 1, 2013, or up to twenty four months if demand for repayment is not made, however, effective September 30, 2012, the $79,000 was converted into 1,500,000 shares of the Company’s common stock. The Company recorded $4,000 gain on settlement of debt. The Company also borrowed another $25,000 on this facility that it still owes under the same terms listed above as of December 31, 2013 (2012: $25,000).

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. NOTES PAYABLE, NET OF DISCOUNTS

Notes Payable	December 31, 2013	December 31, 2012

N Eckert - £116,625 Note Payable, 12% interest, due upon the company raising in excess of £500,000 on OTCBB market, unsecured	$-	$188,478
R Knight £38,500 Note Payable, Nil Interest, when funds permit, unsecured	63,487	62,220
P Beitl £109,576 (2012: £37,983) Note Payable, Nil Interest, when funds permit, unsecured	180,691	61,383
R Mcwaters – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	-	40,403
D Voss – £25,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	-	40,403
M Elson – £20,000 Note payable, 12% interest, convertible based on a conversion price of 50% of close price on date of notification, unsecured	-	32,322
N Jones £10,053 Note Payable, Nil Interest, unsecured	16,577	16,247
I Hobday – £3,525 Note payable, Nil interest, unsecured	5,813	5,697
P Lilley £700 Note Payable, Nil Interest, unsecured	1,154	1,131
L G Capital Note payable, 8% Interest, unsecured, convertible at 50% discount to market price after 180 days	76,500	-
Auctus Note Payable, 8% Interest, unsecured, convertible at 42% discount to market price after 180 days	37,750	-
JMJ Financial Note Payable, interest 12% after 90 days, unsecured, convertible at 40% discount to market price	82,000	-
Louis Klein Note Payable, 15% Interest, unsecured, convertible at fixed 10.5 cents per share	50,000	-
Linda Singer Note Payable, 15% Interest, unsecured, convertible at fixed 10.5 cents per share	100,000	-
David Hopkins Note Payable, 15% Interest, unsecured , a conversion price of 50% of close price on date of notification	20,000	-
Gel Properties Note Payable, 6% Interest, unsecured, convertible at 40% discount to market price	25,000	-
Redwood Fund II Note Payable ,10% Interest, unsecured, convertible at 50% discount to market price	100,000	-
Redwood Management LLC Note Payable, Nil Interest, unsecured, convertible at 50% discount to market price	336,376	-
Bizloan Note payable, 36% Interest, secured	219,691
Accrued interest	8,080
	1,323,119	448,284
Debt Discount	(273,777)	(63,777)
	$1,049,342	$384,507

Current Portion	$845,396	$-
Long Term	203,946	384,507
	$1,049,342	$384,507

As part of the acquisition of Liberty Electric described in Note 4 above, the Company had $625,195 in notes payable. Most of these notes were non-interest bearing and due upon demand. Four notes with a total amount of $211,240 were converted into 1,004,180 shares of GACR common stock. One note in the amount of $5,813 has an interest rate of nil% and is due to a related party. The balance due on the other notes at December 31, 2013 is $1,317,422 and at December 31, 2012 is $5,697 was owed to a related party and the remaining notes totalled $442,587.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were 4,000,000 unvested stock options as of December 31, 2013 and December 31, 2012. The Company granted 18,000,000 stock options during the year ended December 31, 2012. No options were granted during the year ended December 31, 2013. The Company recorded a $331,894 stock option expense for the year ended December 31, 2013 and none for 2012.

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

	December 31 2013		December 31, 2012
Expected volatility	88%		88%
Expected dividends	−	%	−	%
Expected terms (in years)	3		3
Risk-free rate	0.36%		0.36%
Forfeiture rate	−	%	−	%

A summary of option activity as of December 31, 2013 and December 31, 2012, and changes during the periods then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2011	4,000,000	$0.002	1.41	$191,500
Granted	18,000,000	0.42	2.90	−
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−
Outstanding at December 31, 2012	22,000,000	$0.34	2.44	$191,500
Exercisable at December 31, 2012	18,000,000	$0.42	3.00	$ −

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2013	22,000,000	$0.34	2.44	$191,500
Granted	−	−	−	−
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−
Outstanding at December 31, 2013	22,000,000	$0.34	1.44	$191,500
Exercisable at December 31, 2013	18,000,000	$0.42	2.00	$ −

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. STOCKHOLDERS ’ DEFICIT

Convertible Preferred Stock (“CPS”) and Derivative Liability

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

On or about December 26, 2012, the Company issued an additional 12,121 CPS to FMS for cash at a price of $8.25 per CPS.

On or about February 15, 2013, FMS converted 62,500 Series A preferred shares into 20,437,331 shares of our common stock.

On or about March 6, 2013, the Company issued an additional 21,841 CPS to FMS for cash at a price of $8.25 per CPS in settlement of $180,188 advances from related party.

On or about July 26, 2013, the Company issued an additional 95,485 CPS to FMS for cash, 51,387 at a price of $5 per CPS and 44,098 at a price of $8.25 per CPS in settlement of $620,743 advances from related party.

On or about July 29, 2013, 42,152 Series A Preferred Shares were converted into 16,156,335 shares of our common stock.

On or about November 27, 2013 the Company issued an additional 15,891 CPS to FMS for cash, 2,800 at a price of $5 per CPS and 13,091 at a price of $8.25 per CPS in settlement of $122,001 advances from related party.

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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company initially recognized the fair value of the embedded conversion feature of the CPS on date of issuance and was charged to operations. On December 31, 2013, the Company recorded a mark-to-market adjustment based on the fair value of the derivative liability on that date which resulted in a loss of $71,420,815. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.21, a conversion price of $0.008 expected volatility of 170%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.13%. As of December 31, 2013, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 252,895,350 common shares.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. STOCKHOLDERS ’ DEFICIT (continued)

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$71,752,773	$71,752,773

The following table summarizes the derivative liabilities included in the consolidated balance sheet at December 31, 2013:

Balance at December 31, 2012 (Audited)	$79,732,676
Derivative liability related to new issuance or conversion	6,316,751
Derivative liability released due to conversion	(11,357,872)
Change in value of historic derivatives	(2,938,782)
Balance at December 31, 2013 (Audited)	$71,752,773

Common Stock

On January 1, 2012, the Company made and entered into a credit facility with Global Trade Finance (“GTF”) to provide credit up to $250,000. The Company had drawn down $79,000 of the facility through the second quarter of 2012. The effective rate of interest is 8% on the facility, and the facility was to be secured by 5,000,000 shares of Green Auto common stock, and the advances made to the Company under the credit facility were not reduced to Convertible Notes. The facility was to be due January 1, 2013, or up to twenty four months if demand for repayment is not made, however, effective June 30, 2012, the $79,000 was converted into 1,500,000 shares of Green Auto common stock. The Company recorded $4,000 loss on settlement of debt. The Company has borrowed another $25,000 on this facility that it still owes under the same terms listed above.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. STOCKHOLDERS ’ DEFICIT (Continued)

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

On or about October 16, 2013, the Company issued 500,000 shares of its common stock in connection with advisory services provided.

On or about November 8, 2013, the Company issued 625,461 shares of its common stock in connection with advisory services provided.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. STOCKHOLDERS ’ DEFICIT (Continued)

On or about November 18, 2013, the Company issued 50,000 shares of its common stock in connection with advisory services provided.

On or about December 11, 2013, the Company issued 7,700,000 shares of its common stock in connection with a 3a10 arrangement with Ironridge.

On or about December 23, 2013, the Company issued 297,429 shares of its common stock in connection with convertible debt.

On or about December 31, 2013, the Company issued 238,095 shares of its common stock in connection with convertible debt.

18. INCOME TAXES

Our provisions for income taxes for the years ended December 31, 2013 and 2012, respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

	2013	2012
Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(16,298,973)	$(84,547,954)
Change in valuation allowance	16,298,973	84,547,954
Total deferred tax provision	$-	$-

Deferred tax assets at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$5,704,641	$29,591,783

Valuation allowance	(5,704,641)	(29,591,783)

Net deferred tax assets	$-	$-

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. INCOME TAXES (continued)

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership). Transactions such as planned future sales of our common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $12,393,000 in NOL at December 31, 2013 that will begin to expire in 2030 for federal and state purposes and could be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382. A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the years ended December 31, 2013 and 2012 is as follows:

	Years ended December 31,
	2013		2012
Federal income tax rate at 35%	$(5,704,641)	35.0%	$(29,591,783)	35.0%
State income tax, net of federal benefit	-	-%	-	-%
Change in valuation allowance	5,704,641	(35.0)%	29,591,783	(35.0)%

Benefit for income taxes	$-	-%	$-	-%

We file income tax returns in the U.S. and United Kingdom in England, with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2013 and 2012. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

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

Management has not accrued for this event in the financial statements as its not determinable whether the Company is liable for this case as Steve Wells is no longer with the company. The Company expects that if they are served that the expected loss could be from $0 to $3,717,615.

In December 2013 we entered in to a 3a10 arrangement with Ironridge. As of December 31, 2013, we had issued 7,700,000 to cover the Newport Coachworks liabilities assigned to Ironridge as part of the arrangement. The 3a10 agreement specifies a $6m “calculation period” which determines the final settlement of shares in settlement of the debt. This calculation period extended in to February 2014 and due to the drop in our share price post year end we were required to issue a further 27,000,000 shares as final settlement.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  CONTINGENCIES & COMMITMENTS (continued)

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	2013	2014	2015	2016	2017	Total
Debt obligations (including Interest)	$1,323,119	$-	$-	$-	$-	$1,323,119
Service contracts	$521,700	$494,700	$247,350	$-	$-	$1,263,750
Operating leases	$236,310	$158,208	$130,046	$132,440	$134,834	$791,837
	$2,081,129	$652,908	$377,396	$132,440	$134,834	$3,378,706

Operating leases

On December 12, 2011, LEC2 Limited began leasing operating facilities under an agreement expiring on December 11, 2019. Future quarterly lease payments under the agreement are $13,777 (£8,525), which are due in advance each month. Minimum future lease payments under non-cancellable operating leases having remaining terms in excess of one year as of December 31, 2013 are as follows:

Aggregate maturities of lease obligations are as follows:

Year ended December 31, 2013	$56,231
Year ended December 31, 2014	$56,231
Year ended December 31, 2015	$56,231
Year ended December 31, 2016	$56,231
Year ended December 31, 2017	$56,231
Thereafter	$112,462

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

In March 2012, Going Green Limited entered into a licence agreement expiring following three months notice.  Minimum future lease payments under non-cancellable operating leases having remaining terms in excess of one year as of December 31, 2013 are as follows:

Aggregate maturities of lease obligations are as follows:

Year ended December 31, 2013	$30,556

20. RELATED PARTY TRANSACTIONS

GACR received $135,000 from Peter Leeds, a director of the Board, for the purchase of Series A Preferred Shares. At year end these funds are included in the monies received awaiting issue of equity.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. RELATED PARTY TRANSACTIONS (continued)

NCI acquired various assets with the total purchase value of $425,200 from Parrot Hill, a company owned by Carter Read president of NCI and a Director of GACR.

At the year end GACR owes Alan Rothman $18,000 for Directors fees, Ian Hobday $270,436 for unpaid salary and Darren West $198,028 for unpaid salary.

21. SUBSEQUENT EVENTS

On January 9, 2014 Green Automotive Company announced that it had acquired 21.63% of Viridian Motor Corporation (VMC), a US-based electric truck manufacturer. Viridian Motor Corporation (VMC) is a company devoted to advancing twenty-first century transportation technology using alternative fuels and propulsion systems. This Virginia-based company, is building fully electric, light duty trucks using their own electric drive train and unique battery packs. A further 1.5% of the company was acquired in February 2014.

On January 23, 2014 Green Automotive Company announced that its UK subsidiary GoinGreen (www.goingreen.co.uk) had signed an exclusive distribution agreement for the UK market with the American electric motorcycle manufacturer Brammo. Brammo Inc. is a leading electric motorcycle technology company headquartered in North America. The company designs and develops electric motor bikes including the award winning Enertia and Empulse R and are the 2013 North America, FIM eRR World Cup Champions. Brammo is an  OEM supplier of its innovative Brammo Digital Drivetrain systems including the Brammo Power battery pack and Brammo Power vehicle management system.

On February 18, 2014 Green Automotive Company signed a binding agreement to buy California and Mexico-based Blackhawk Manufacturing Inc. and its affiliated companies. Blackhawk is one of the foremost manufacturers of specialist composite materials with facilities in Bloomington CA and Tijuana Mexico and is generating sales of circa $5m per annum. The privately owned company was founded in 1994 and operates from two production sites it owns: a 10 acre site in California (which GAC will have a binding option to purchase) and a 3 acre site in Mexico (which will be acquired when this agreement closes). The company focuses on the production of custom parts for clients throughout the USA and South America, using open mold (fibreglass) Thermoforming, injected urethane and resin infusion techniques.

On Mar 04, Green Automotive Company announced that it had signed a binding agreement to buy Transhock Ltd., a well established re-manufacturer and distributor of vehicle parts and accessories based in the West Midlands in the UK, the heart of the UK Automotive Industry. For Green Automotive this acquisition presents an opportunity to strengthen its position in the growing market for recycling vehicle parts and in particular to extend, and develop its range of remanufactured parts for electric vehicles, especially in the area of battery technology.

NOTE 22 – RESTATEMENT

The Black Scholes calculation for Derivative Transactions relating to the Series A Convertible Preferred Stock incorrectly assumed that there was a 16.667% restriction in the number of common shares that the preferred shares could be converted into. This had the effect of understating the cost of the transactions in 2011 and 2012 and understating the liability. The Company as a result restated the year ended December 31, 2012 filed in the 10-K.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RESTATEMENT (continued)

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

Restatement Consolidated Statements of Cash Flows

For The Year Ended December 31, 2012

	Year ended December 31, 2012
	As Reported	Adjustments	Restated
OPERATING ACTIVITIES:
Net loss	$(30,422,843)	$(54,125,111)	$(84,547,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,172	-	324,172
Issuance of shares for services	550,000	-	550,000
Gain/(loss) on conversion of debt to stock	(19,684)	-	(19,684)
Impairment of assets	4,502,984	-	4,502,984
Change in fair value of derivative liability	20,118,030	54,125,111	74,243,141
Share based compensation	3,266,541	-	3,266,541
Accounts receivable	(163,389)	-	(163,389)
Other Assets	454,585	-	454,585
Prepaid expenses	-	-	-
Accounts payable and accrued expenses	216,471	-	216,471
Deferred revenue	239,200	-	239,200
Due to related party	322,592	-	322,592
Other liabilities	67,417	-	67,417
Net cash (used in) operating activities	(543,924)	-	(543,924)

Net cash provided by investing activities	179,487	-	179,487

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	368,398	-	368,398
Proceeds from issuance of common stock	-	-	-
Borrowings on line of credit, net	167,978	-	167,978
Payments on long-term debt, net	(84,886)	-	(84,886)
Proceeds from notes payable	399,202	-	399,202
Payments to notes payable	(288,529)	-	(288,529)
Net cash provided by financing activities	562,163	-	562,163

Effect of change in exchange rate on cash	(111,307)	-	(111,307)

Net Increase in cash	197,726	-	86,418

CASH AT BEGINNING PERIOD	906	-	906

CASH AT END OF PERIOD	$87,325	$-	$87,325

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued to settle liabilities	$943,516	$-	$943,516
Common shares issued in relation to acquisition	$1,987,109	$-	$1,987,109
Preferred shares issued in relation to acquisition	$1,500,000	$-	$1,500,000
Preferred shares issued to settle debt	$150,000	$-	$150,000
Treasury Stock (Preferred shares issued to subsidiary)	$10,000	$-	$10,000