Form 10-Q
period 2014-03-31
Green Automotive Co
filed 2014-05-20
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 19, 2014, there were 605,389,927 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1

Financial Statements

The unaudited condensed consolidated financial statements of registrant for the three months ended March 31, 2014 and 2013 are below.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)
Current Assets
Cash	$224,428	$61,723
Accounts receivable	39,751	154,278
Inventories	503,536	412,312
Prepaid expenses and deposits	607,732	585,503
Other	(322)	4,647
Total Current Assets	1,375,125	1,218,463

Non-Current Assets
Property and equipment, net	566,784	608,405
Deferred financing cost	42,000	60,000

Total Assets	$1,983,909	$1,886,868

Current Liabilities
Accounts payable and accrued expenses	$1,778,634	$1,717,214
Deferred revenue	214,982	170,251
Current portion of notes payable	743,397	845,396
Credit facility and other advances	69,285	45,527
Derivative liability	9,612,153	71,752,773
Funds received not converted into equity (net of discount)	-	215,000
Sums due to Global Market Advisors	170,889	170,889
Accrued value added taxes	222,762	162,600
Sums due to Global Trade Finance	25,000	25,000
Lease payable	64,769	64,197
Other payables	173,197	176,836
Total Current Liabilities	13,075,068	75,345,683

Long-term Liabilities
Notes payable, net of current maturities	222,841	203,946

Total Liabilities	13,297,909	75,549,629

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares authorized at March 31, 2014 and December 31, 2013, $.001 par value, 912,701 and 924,366 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	913	924
Common stock, 900,000,000 shares authorized,$.001 par value, 524,049,222 and 405,043,436 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	524,048	405,043
Additional paid-in capital	42,833,377	37,019,643
Accumulated other comprehensive loss	(213,791)	(198,424)
Accumulated deficit	(54,458,547)	(110,889,947)
Total Stockholder's Deficit	(11,314,000)	(73,662,761)
Total Liabilities and Stockholders' Deficit	$1,983,909	$1,886,868

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Operations

For The Three Months Ended March 31, 2014 and 2013

(Unaudited)

	March 31,
	2014	2013
		(Restated)
Revenues	$1,247,870	$218,396
Costs of goods sold	1,006,839	78,847
Gross profit	241,031	139,549

Operating expenses
Depreciation and amortization	46,598	8,876
Loss on disposal of equipment	-	12,516
Impairment of assets	-	-
Research and development	-	-
Stock based compensation	5,675,517	214,286
Stock issued for settlements	-	-
General and administrative	628,444	486,148
	6,350,559	721,826

Loss before other expenses	(6,109,528)	(582,277)

Other income (expenses)
Change in fair value of derivative liability	63,743,644	38,690,539
(Loss)/gain on settlement of debt	(484,028)	20,374
Other income/expense	-	-
Interest expense	(718,688)	(45,919)
	62,540,928	38,664,994

Income/(Loss) before income taxes	56,431,400	38,082,717

Provision for income taxes	-	-

Net income	$56,431,400	$38,082,717

Income per share (Basic)	$0.12	$0.11
Income per share (Diluted)	$0.07	$0.07

Weighted average shares outstanding (Basic)	463,371,721	334,804,957
Weighted average shares outstanding (Diluted)	835,259,767	550,163,039

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Comprehensive Income / (Loss)

For The Three Months Ended March 31, 2014 and 2013

(Unaudited)

	March 31,
	2014	2013
		(Restated)
Net income	$56,431,400	$38,082,717

Other comprehensive loss, net of tax:
Foreign currency translation	(15,367)	97,928

Comprehensive loss	56,416,033	38,180,645

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2014 and 2013

	March 31,
	2014	2013
		(Restated)
OPERATING ACTIVITIES:
Net income	$56,431,400	$38,082,717
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,598	8,876
Non cash - interest expense	192,768
Amortization of debt discounts	244,833	-
Loss on disposal of assets	-	12,516
(Gain)/loss on settlement of debt	484,028	(40,749)
Loss on conversion of preferred shares	-	20,375
Change in fair value of derivative liability	(63,743,644)	(38,690,539)
Share based compensation	5,675,517	214,286
Changes in operating assets and liabilities:		-
Accounts receivable	114,527	6,848
Inventories	(91,224)	(96,781)
Other assets	4,969	(19,917)
Prepaid expenses	(22,229)	(48,505)
Accounts payable and accrued expenses	61,419	(1,275)
Deferred revenue	44,731	12,354
Value Added taxes	60,164	-
Lease payable	572	-
Deferred financing costs	18,000	-
Other liabilities	113,051	-
Net cash used in operating activities	(364,520)	(539,794)

INVESTING ACTIVITIES:
Proceeds from disposal of vehicles	-	28,092
Proceeds from disposal of investments	-	11,329
Purchase of property and equipment	-	(181,749)
Net cash used in investing activities	-	(142,328)

FINANCING ACTIVITIES:
Increase in advances payable	-	75,000
Advances from related party	-	418,638
Proceeds from issuance of common stock	5,000	-
Borrowings from line of credit	23,758	-
Proceeds from notes payable	586,827	36,520
Payments to notes payable	(68,015)	(4,861)
Net cash provided by financing activities	547,570	525,297

Effect of change in exchange rate on cash	(20,345)	107,495
Net (decrease) / increase in cash	162,705	(49,331)

CASH AT BEGINNING PERIOD	61,723	87,325
CASH AT END OF PERIOD	$224,428	$37,995

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued in exchange for preferred shares	$318,986	$7,883,630
Common shares issued for debt conversion	$1,759,725	$-
Shared based compensation	$-	$214,286
Preferred shares issued to settle debt	$210,000	$180,188

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

Newport Coachworks Transaction

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000. This transaction closed on October 12, 2012. All shares were issued to Mr. Carter Read as of March 31, 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The unaudited condensed interim consolidated financial statements at March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of our operating results in future periods.

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

Going Concern

Our condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of March 31, 2014, we have sustained recurring operating losses and have a stockholders’ deficit of $54,458,547.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital to fund the acquisition or to purchase an ongoing business and improving profitability of existing operations. Until such time, we anticipate our working capital needs will be funded through the issuance of debt and equity instruments. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents as of March 31, 2014 and December 31, 2013.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company determined that there was an indicator of impairment in goodwill and other intangibles during the year ended December 31, 2013 because of the lowered revenue and cash flow projections. The Company use the present value technique for the impairment testing. There were no impairment charges for the three months ended March 31, 2014 and 2013.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2007 through 2013 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2007 through 2013 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Common Share (as Restated)

The Company computes net income per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including 612,701(net of 300,000 forfeit shares) for March 31, 2014 and 555,142 for March 2013 Series A convertible preferred Stock (net of 300,000 forfeit shares), using the if-converted method, 4,000,000 for March 31, 2014 and 18,000,000 for March 31, 2013 Stock options, using the treasury stock method, and 46,802,564 shares for March 31, 2014 and 5,551,913 shares for March 31, 2013 for convertible loan notes, using the if-converted method In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

Recent Accounting Pronouncements

Adopted

In February 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for those obligations addressed within existing guidance in U.S. GAAP.  The amendment requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and an additional amount the reporting entity expects to pay on behalf of its co-obligors.  The entity is required to disclose the nature and amount of the obligation as well as other information about those obligations.  The Company adopted this ASU as of January 1, 2014.  This adoption did not have an effect on our financial statements.

On July 18, 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Topic 740 does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The objective of the amendments in this update is to eliminate that diversity in practice.  The Company adopted this ASU as of January 1, 2014.  This ASU did not have an effect on our financial statements.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Not Adopted

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014.

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

The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures”. The purchase price for Going Green businesses was allocated to the net tangible and intangible assets based upon their fair values as of the respective acquisition dates. The allocation of the purchase price was based upon a valuation and the estimates and assumptions were subject to change within the measurement period. The excess of the purchase price over the fair values of the net tangible assets and intangible assets, if any, was recorded as goodwill and is generally driven by our expectations of our ability to realize synergies and achieve our strategic growth objectives.

The goodwill recorded in connection with the Going Green acquisitions was $769,890, on the transaction acquisition date. In accordance with U.S. GAAP, impairment testing for goodwill is performed at least annually.  The Company performs its annual impairment test as of December 31.  Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

The Company performed its annual test of goodwill as of December 31, 2013.  The Company determined the fair value of the reporting unit exceeded the carrying value of the reporting unit.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACQUISITIONS (continued)

For the year ended December 31, 2013, the Company concluded there were indicators of potential goodwill impairment, including the decline in the value of the Company’s revenue recognition. As a result of identifying indicators of impairment, the Company performed an impairment test of goodwill as of December 31, 2013.

In performing Step 1 of the impairment test, the Company estimated the fair value of the reporting unit using the market approach for purposes of estimating the total enterprise value for the Company.

The market approach is based on the guideline publicly traded company method to determine the fair value of the reporting unit. Under this method, market multiples ratios were applied to the reporting unit’s earnings with consideration given to the Company’s size, product offerings, growth, and other relevant factors compared to those of the guideline companies. The guideline companies selected were engaged in the same or a similar line of business as the Company. Market multiples were then selected based on consideration of risk, growth, and profitability differences between the Company and the guideline companies.  The selected market multiples were then multiplied by the Company’s earnings streams for the twelve months ended December, 2013.

Based on the above analysis, it was determined that the carrying value of the reporting unit including goodwill exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any.

In performing Step 2 of the goodwill impairment test, the Company compared the implied fair value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, goodwill impairment charge of $769,890 which was recognized during the year ended December 31, 2013.  This charge had no impact on our cash flows or our compliance with debt covenants.

The following table sets forth the balance of the Company’s goodwill as of December 31, 2013:

	December 31, 2012	Additions	Impairments	December 31, 2013
Goodwill, gross	$-	$769,890	$(769,890)	$-
Accumulated impairment losses	-	-	-	-
Total goodwill, net	$-	$769,890	$(769,890)	$-

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACQUISITIONS (continued)

The following are unaudited pro-forma results of operations as if the acquisition has occurred at the beginning of the period for the three months ended March 31, 2014 and 2013:

Pro-forma (unaudited)

	For the three months ended March 31,
	2014	2013
Revenues	$1,247,870	$402,121
Costs of goods sold	1,006,839	186,599
Gross profit	241,031	215,521

Operating expenses
Depreciation and amortization	46,598	9,861
Loss on disposal of equipment	-	12,516
Stock based compensation	5,675,517	214,286
General and administrative	628,444	603,121
	6,350,559	839,784
Loss before other expenses	(6,109,528)	(624,263)

Other income (expenses)
Change in fair value of derivative liability	63,743,644	38,690,539
(Loss) Gain on conversion of debt to stock	(484,028)	40,749
Loss on conversion of preferred shares	-	(20,375)
Interest expense	(718,688)	(45,919)
	62,540,928	38,664,994
Profit before income taxes	62,540,928	38,040,731
Income taxes	-	-
Net income	$62,540,298	$38,040,731

Net income per share (basic)	$0.12	$0.11
Net income per share (diluted)	$0.07	$0.07
Weighted average shares outstanding (basic)	463,371,721	334,804,957
Weighted average shares outstanding (diluted)	835,259,767	550,163,039

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following: as of March 31, 2014 and December 31, 2013:

Accounts Receivables	March 31, 2014	December 31. 2013
Trade receivables	$12,609	$123,254
Grant monies receivable	27,142	31,024
	$39,751	$154,278

6. INVENTORIES

Inventories consist of raw materials and work In progress. These pertain to the Bus production in the NCWI facility. The Company’s inventories are valued at cost, as determined by the first-in, first out (FIFO) method; in aggregate such valuations are not in excess of market. and consisted of the following  as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31. 2013
Raw materials	$6,995	$106,852
Goods in transit	-	12,956
Work in progress	496,541	178,596
Finished Goods	-	113,908
	$503,536	$412,312

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following: as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Leasehold improvements	$14,960	$14,828
Furniture and fixtures	8,162	8,138
Equipment	609,631	608,598
Computer hardware and software	117,991	117,028
Vehicles	29,409	29,189
	780,153	777,781
Less accumulated depreciation	(213,369)	(169,376)

	$566,784	$608,405

Our property and equipment in 2014 are located equally in terms of value in California and in the United Kingdom (the “UK”). The UK assets are acquired as part of LEC Entities and Going Green acquisitions (see Note 4). For the three months ended March 31, 2014 and March 31 2013, depreciation expense was $46,598 and $8,876, respectively.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. GOODWILL & INTANGIBLE ASSETS

Intangible assets consist of the following and were mainly related to the LEC and Going Green acquisitions:

	March 31, 2014	December 31, 2013
Goodwill on purchase of Going Green	$769,890	$769,890
Goodwill on purchase of Newport Coachworks	-	-
Go License	500,000	500,000
Crash test homologation costs	228,912	228,912
Liberty acquired technology	619,462	619,462
Assembled workforce	689,000	689,000
Trade name and website	45,000	45,000
Non-compete agreement	1,500,000	1,500,000
	4,352,264	4,352,264
Less amortization and impairment	(4,352,264)	(4,352,264)

	$-	$-

Amortization expense was $0 for the three months ended March 31, 2014 and the year ended December 31, 2013. Additionally, the Company impaired the remaining basis in the intangibles during the year ended December 31, 2013 as management revised its sales forecast for the product which impaired the goodwill of $769,890 as of December 31, 2013.

9. DEFERRED REVENUE

Deferred revenue consists of the following: as of March 31, 2014 and December 31, 2013:

Deferred Revenues	March 31, 2014	December 31. 2013
Deferred Grant Income	$17,964	$17,964
Deferred membership fees	$197,018	$152,287
	$214,982	$170,251

10. FUNDS RECEIVED NOT CONVERTED INTO EQUITY (NET OF DISCOUNT)

The Company has received advances during the year ended December 31, 2013 in the amount of $215,000. These advances were made directly from the shareholders. The Company issued common shares during the three months ended March 31, 2014 to settle all these advances.

11. SUMS DUE TO GLOBAL MARKET ADVISORS

On July 19, 2010, we entered into an Advisory Agreement (the “Advisory Agreement’) with Global Market Advisors, Inc., a Nevada corporation (“GMAI”).  Under the Advisory Agreement, GMAI was retained by us to assist with a variety of services, including, but not limited to, assisting us with our filings as a public company, making the public aware of us and our business, and provide general advice to our management in order to execute our business plan and strategy. The agreement was terminated with effect on July 31, 2013. In exchange for the services we agreed to compensate GMAI and at March 31, 2014 and December 31, 2013, $170,889 has been accrued to cover all costs and fees owed.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. SUMS DUE TO GLOBAL TRADE FINANCE

On January 1, 2012 the Company made and entered into a credit facility with Global Trade Finance (“GTF”) to provide credit up to $250,000.  The Company had drawn down $79,000 of the facility through the second quarter of 2012.  The effective rate of interest is 8% on the facility, and the facility was to be secured by 5,000,000 shares of Green Auto common stock, and the advances made to the Company under the credit facility were not reduced to Convertible Notes. The facility was to be due January 1, 2013, or up to twenty four months if demand for repayment is not made, however, effective September 30, 2012, the $79,000 was converted into 1,500,000 shares of the Company’s common stock. The Company recorded $4,000 gain on settlement of debt. The Company also borrowed another $25,000 on this facility that it still owes under the same terms listed above as of March 31, 2014 and December 31, 2013.

13. NOTES PAYABLE, NET OF DISCOUNTS

Notes Payable	March 31, 2014	December 31, 2013

Blue Citi - Convertible Note Payable, 0% interest, convertible at 40% discount to market price, unsecured	$278,500	$-
R Knight £38,500 Note Payable, Nil Interest, when funds permit, unsecured	-	63,487
P Beitl £109,576 (2012: £37,983) Note Payable, Nil Interest, when funds permit, unsecured	180,691	180,691
David Voss Note Payable, 15% Interest, unsecured, convertible at fixed 00.5 cents per share	15,000	-
Black Mountain - Convertible Note Payable, 10% interest, convertible at 35% discount to market price, unsecured	110,000	-
Union Capital Note Payable, 8% Interest, unsecured, convertible at 42% discount to market price after 180 days	50,000	-
N Jones £10,053 Note Payable, Nil Interest, unsecured	16,577	16,577
I Hobday – Note payable, Nil interest, unsecured	24,419	5,813
P Lilley £700 Note Payable, Nil Interest, unsecured	1,154	1,154
L G Capital Note payable, 8% Interest, unsecured, convertible at 50% discount to market price after 180 days	103,500	76,500
Auctus Note Payable, 8% Interest, unsecured, convertible at 42% discount to market price after 180 days	-	37,750
JMJ Financial Note Payable, interest 12% after 90 days, unsecured, convertible at 40% discount to market price	82,000	82,000
Louis Klein Note Payable, 15% Interest, unsecured, convertible at fixed 10.5 cents per share	50,000	50,000
Linda Singer Note Payable, 15% Interest, unsecured, convertible at fixed 10.5 cents per share	100,000	100,000
David Hopkins Note Payable, 15% Interest, unsecured , a conversion price of 50% of close price on date of notification	20,000	20,000
Gel Properties Note Payable, 6% Interest, unsecured, convertible at 40% discount to market price	25,000	25,000
Redwood Fund II and III Note Payable ,10% Interest, unsecured, convertible at 50% discount to market price	200,000	100,000
Redwood Management LLC Note Payable, Nil Interest, unsecured, convertible at 50% discount to market price	54,560	336,376
Bizloan Note payable, 36% Interest, secured	151,677	219,691
Accrued interest	8,327	8,080
	1,471,405	1,323,119
Debt Discount	(505,167)	(273,777)
	$966,238	$1,049,342

Current Portion	$743,397	$845,396
Long Term	222,841	203,946
	$966,238	$1,049,342

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. NOTES PAYABLE, NET OF DISCOUNTS (continued)

In connection with the Black Mountain convertible notes issued on February 13, 2014, the Company issued a five year warrant to the note holder to purchase an additional 1,200,000 common shares. The warrant has an exercise price of $0.15 and include a cashless exercise provision. The warrant has an insignificant value to our financial statements as of March 31, 2014 due to the exercise price was lower than market price of our shares. The warrant was valued using the Black-Scholes model and the following inputs: $0.05 market price, $0.15 exercise price, 1 year estimated term, 0.13% risk free rate and expected volatility of 192%.

14. STOCK INCENTIVE PLAN

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

	March 31, 2014		December 31, 2013
Expected Volatility	192%		88%
Expected dividends	−	%	−	%
Expected terms (in years)	1		3
Risk-free rate	0.13%		0.36%
Forfeiture rate	−	%	−	%

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. STOCK INCENTIVE PLAN (continued)

A summary of option activity as of March 31, 2014 and December 31, 2013, and changes during the periods then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2013	22,000,000	$0.34	2.44	$191,500
Granted	−	−	−	−
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−
Outstanding at December 31, 2013	22,000,000	$0.34	1.44	$191,500
Exercisable at December 31, 2013	18,000,000	$0.42	2.00	$ −

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2014	22,000,000	$0.34	2.44	$112,000
Granted	10,100,000	0.06	9.8	−
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−
Outstanding at March 31, 2014	32,100,000	$0.30	8.70	$112,000
Exercisable at March 31, 2014	29,700,000	$0.24	8.73	$112,000

15. STOCKHOLDERS’ DEFICIT

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

15. STOCKHOLDERS’ DEFICIT (continued)

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

On January 7, 2014 the Company issued 27,000 CPS to two investors for settlement of liability, these shares were valued at $210,000.

During the period from January 9, 2014 to March 31, 2014, 38,665 shares of CPS were converted into 19,386,464 common shares.

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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company initially recognized the fair value of the embedded conversion feature of the CPS on date of issuance and was charged to operations. On March 31, 2014, the Company recorded a mark-to-market adjustment based on the fair value of the derivative liability on that date which resulted in a gain of $63,240,358. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.03, a conversion price of $0.006, expected volatility of 192%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.13%. As of March 31, 2014, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 321,085,482 common shares.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2014.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$9,612,153	$9,612,153

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at March 31, 2014:

Balance at January 1, 2014	$71,752,773
Derivative liability related to new issuance or conversion	2,340,044
Derivative liability released due to conversion	(737,020)
Change in Value of Historic Derivatives	(63,743,644)
Balance at March 31, 2014 (unaudited)	$9,612,153

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. STOCKHOLDERS’ DEFICIT (continued)

Common Stock

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

15. STOCKHOLDERS’ DEFICIT (continued)

On or about December 11, 2013, the Company issued 7,700,000 shares of its common stock in connection with a 3a10 arrangement with Ironridge.

On or about December 23, 2013, the Company issued 297,429 shares of its common stock in connection with convertible debt.

On or about December 31, 2013, the Company issued 238,095 shares of its common stock in connection with convertible debt.

During the three months ended March 31, 2014, the Company issued 19,644,299 shares in connection with debt conversion valued at approximately $555,490, mainly related to the LEC debt that was assumed by Redwood.

During the three months ended March 31, 2014, the Company issued 32,051 shares for $5,000 in cash to unrelated party.

During the three months ended March 31, 2014, the Company issued 278,133 shares as additional interest and penalties valued at $24,038.

During the three months ended March 31, 2014, the Company issued 78,792,270 shares in connection with liability settlement valued at approximately $4,993,110, mainly related to Ironridge settlement agreement and other liabilities related to consultants and two officers for accrued salary.

During the three months ended March 31, 2014, the Company issued 872,569 shares in connection with services provided to the company by outside consultants valued at approximately $64,000.

16. CONTINGENCIES

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

After the initial issuance GAC issued a total of 27 million additional free trading shares to Ironridge under the Stipulation formula. On or about March 28, 2014, however, Ironridge demanded GAC issue an additional 43 million free-trading shares based on Ironridge’s calculations under the Stipulation. Ironridge’s calculation depends on its interpretation of certain clauses in the Stipulation and the allegation that GAC delayed the timely issuance of shares to which Ironridge was entitled and has thus increased the base amount of shares owed under the Stipulation. The initial Ironridge demand for 43 million shares has increased to 55 million additional shares (the “Additional Shares”), and may increase further based on remarks in the Ironridge papers described below.  GAC has disputed the demand and has refused to issue the Additional Shares. See further discloses in note 17 – subsequent event.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17. SUBSEQUENT EVENTS

On February 17, 2014, we entered into an Acquisition and Stock Exchange Agreement (the “Blackhawk Agreement”) with Blackhawk Manufacturing, Inc., a California corporation (“Blackhawk”), Sanders, Larios, Larios & Luevanos LLC, a California limited liability company (“SLLL”), Alan Servicios S de R.I. de C.V., a Mexican corporation (“Alan Servicios”), Lalusa Investments, a Mexican corporation (“Lalusa”), and Shelmado Transporte, a Mexican corporation (“Shelmado”) (Blackhawk, SLLL, Alan Servicos, Lalusa and Shelmado together are referred to herein as the “BMI Entities”), and the individuals identified on the signature page of the Blackhawk Agreement as shareholders of the BMI Entities (the “BMI Entity Shareholders”), under which we agreed to purchase 100% of the issued and outstanding securities of the BMI Entities (the “BMI Shares”), in exchange for that number of shares of our common stock that has a fair market value of Six Million Dollars ($6,000,000), with the fair market value being the price per share as of February 15, 2014, which was $0.05 cents per share and therefore equals approximately 120,000,000 shares of our common stock (the “Purchase Price”).  Under the Blackhawk Agreement the Closing could not occur until the BMI Entities had prepared GAAP-compliant financial statements that accurately reflected the BMI Entities operations for the year ended December 31, 2013.  The BMI Entities informed us they completed the required GAAP-compliant financial statements and we closed the acquisition of the BMI Entities under the Blackhawk Agreement on April 11, 2014. The Purchase Price shares were due to be issued at Closing and we plan to issue them as soon as possible.

In addition to the Purchase Price, the BMI Entity Shareholders can earn an additional One Million Five Hundred Thousand Dollars ($1,500,000) worth of our common stock(the “Earnout Shares”), if certain performance thresholds related to the operations/earnings of the BMI Entities are met at the end of 2014, 2015, and 2016. The value used to calculate the number of Earnout Shares will be the fair market value of our common stock, with the fair market value being determined by either the average closing price of our common stock for the three months prior to December 31, 2016 or the market value on December 31, 2016, at the BMI Entity Shareholder’s option.

Under the Blackhawk Agreement, we have the right to purchase certain real property owned by SLLL located at 3122 South Riverside Avenue, Bloomington, CA 92316 (the “Bloomington Property”), which is not part of the purchase of the BMI Entity Shares.  However, for eighteen (18) months after the Closing, we have the right to purchase the Bloomington Property for One Million Dollars ($1,000,000) in cash, One Million Dollars ($1,000,000) worth of shares of our common stock, as calculated above, and the successful refinance of all loans on the Bloomington Property into our name or our affiliate, prior to closing on the purchase of the property, (the “Bloomington Purchase Price”).  Upon payment of the Bloomington Purchase Price the BMI Entity Shareholders will transfer any and all membership interest for any entity that owns the Bloomington Property, and/or quitclaim deed the property to us, or our affiliate.

In the event we do not exercise the purchase option on the Bloomington Property within six (6) months after Closing, then we will issue Ten Thousand (10,000) shares of our common stock to the BMI Entity Shareholders for each week we do not exercise the option, up to a total of Five Hundred Twenty Thousand (520,000) shares of our common stock.  The option to purchase the Bloomington Property will expire eighteen (18) months after the Closing date.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17. SUBSEQUENT EVENTS (continued)

Additionally, under the Blackhawk Agreement, in the event we become insolvent, bankrupt or is no longer a publicly-traded company, the BMI Entities shall have the option to repurchase the BMI Entities Shares from us in exchange for the return of 50 percent of the shares paid to the BMI Entities at the time of Closing (the "Buy-Back Option").  We will deliver a written notice to the BMI Entities or any of its authorized assignees or designees within one month of determination of insolvency, bankruptcy or loss of status as a publicly-traded company.  The BMI Entities shall be permitted to assign the Buy-Back Option to the Stockholder or any member or designee of Stockholder upon providing written notice to us. The Buy-Back Option shall be exercisable by BMI Entities or any of its authorized assignees or designees for a period of three (3) months after said notice has been delivered by providing written notice of exercise to us.  If BMI Entities or any of its authorized assignees or designees fails to provide such notice within such period, the Buy-Back Option shall terminate and be of no further force or effect.

Pursuant to our acquisition of Blackhawk Manufacturing, Inc., and the other Blackhawk entities, we closed on April 11, 2014.

In the fall of 2013, by prearrangement, Ironridge Global Partners, Ltd. (“Ironridge”) as plaintiff filed a complaint against Green Automotive Company (“GAC” or the “Company”) as defendant in Superior Court, County of Los Angeles, California (the “Superior Court”) alleging that the Company owed Ironridge $545,049.08 as a result of certain trade debt of GAC that Ironridge arranged to purchase.  On December 2, 2013 GAC and Ironridge entered into a stipulation (the “Stipulation”) for the settlement of Ironridge’s complaint pursuant to which Ironridge would forgive the indebtedness in exchange for which GAC would issue a certain number of shares to Ironridge calculated in accordance with a formula set forth in the Stipulation. On December 4, 2013 counsel for Ironridge and GAC appeared before the Hon. Deirdre Hill, Judge (Judge Hill) in the Superior Court, and the Court approved the Stipulation under procedures authorized in Section 25107 of the California Corporations Code and in accordance with a transaction exemption under Section 3(a)(10) of the Securities Act of 1933 (the “Securities Act”) described immediately below.

Ordinarily the shares the Company would have issued to Ironridge would have been restricted, and Ironridge would not have been able to sell them in the open market without (i) the effectiveness of a registration statement for the shares under the Securities Act of 1933 as amended (the “Securities Act”), or (ii) the availability of an exemption from registration under the Securities Act, such as Rule 144. Ironridge and the Company agreed that Ironridge would prepare documentation to invoke a transactional exemption under Section 3(a)(10) of the Securities Act which permits certain original (new) share issuances by a reporting company issuer to be exempt from the Securities Act registration requirements if the conditions of the Section 3(a)(10) exemption are met.  Among these conditions is the approval by a Court with proper standing of the fairness of the issuances to, among others, the issuer and the recipient of the shares, after the conduct of a fairness hearing.

Accordingly, the Stipulation described earlier was submitted to the Court and the Court approved the Stipulation. As a result GAC was required to issue unrestricted free-trading shares of its common stock to Ironridge. Under the Stipulation the initial issuance was 7,700,000 free-trading shares. Judge Hill retained jurisdiction over the parties for all purposes related to the Stipulation.

After the initial issuance GAC issued a total of 27 million additional free trading shares to Ironridge under the Stipulation formula. On or about March 28, 2014, however, Ironridge demanded GAC issue an additional 43 million free-trading shares based on Ironridge’s calculations under the Stipulation. Ironridge’s calculation depends on its interpretation of certain clauses in the Stipulation and the allegation that GAC delayed the timely issuance of shares to which Ironridge was entitled and has thus increased the base amount of shares owed under the Stipulation. The initial Ironridge demand for 43 million shares has increased to 55 million additional shares (the “Additional Shares”), and may increase further based on remarks in the Ironridge papers described below.  GAC has disputed the demand and has refused to issue the Additional Shares.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17. SUBSEQUENT EVENTS (continued)

On April 16, 2014 Ironridge brought an ex parte proceeding before Judge Hill to compel GAC to issue the Additional Shares under the Stipulation. GAC filed its answering papers in opposition to the Ironridge motion, and the Court has scheduled a hearing for May 14, 2014.

At the time of Ironridge’s original application to the Court on April 16, 2014, Judge Hill entered a temporary restraining order (“Original TRO”) prohibiting GAC or anyone affiliated or working with GAC, such as the Company’s transfer agent, from effecting any transactions in shares of GAC’s common stock, pending the hearing on May 14, 2014. GAC moved for a modification of the Original TRO before the Court and Judge Hill granted GAC’s motion to the following extent (“Modified TRO”):  (i) any transaction involving shares of GAC’s already issued and outstanding shares of common stock are permissible, such as but not limited to ordinary market trading activity and settlement of trades; and (ii) the Company was permitted to issue 120 million restricted shares of GAC common stock to the stockholders of Blackhawk Manufacturing, Inc. in connection with closing the acquisition transaction of that company.

The Court continued the Original TRO with respect to prohibiting all other original issuances of the Company’s common stock, regardless of the source of the new issuance request, without prior application to and approval by the Court. Therefore, presently, the Company may not issue new shares of its common stock, restricted or free-trading, to anyone including stockholders seeking to convert their shares of Series A Preferred into shares of common stock.  As part of the papers the Company filed in opposition to Ironridge’s motion, the Company is seeking the dissolution of the Modified TRO and the rescission of the underlying transaction. As of the date this report was issued, the Company was still in negotiations with Ironridge.

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Green Automotive Company for the period ended March 31, 2014 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Following the Go Merger, and throughout the 2010 and 2011 fiscal years we devoted all of our resources to the homologation of the all-electric Zotye Sport Utility Vehicle (“SUV”) with the intent to import and distribute the SUV throughout the U.S. pursuant to the Zotye Agreement.  However, after taking several SUV’s through the required tests to comply with the standard safety benchmarks required by the U.S. Department of Transportation (“DOT”) and the U.S. Federal Motor Vehicle Safety Standards (“FMVSS”) to determine the safety and US marketability of the SUV, we elected to modify our business plan so as to not be dependent upon one supplier, one product and only one segment of the new all-electric automotive industry, and instead to be involved in two areas of the industry: the import, testing and distribution of foreign and domestic manufactured Eco- friendly passenger vehicles (“Passenger Vehicles”), Municipal Transit Buses, School Buses, Limousines, and Airport and Hotel Shuttle Vans (collectively, “Mass-Transit Vehicles”), and the conversion of conventional internal combustion engine driven vehicles into all-electric powered vehicles (“Conversion Vehicles”), with the medium term goal of becoming one of the first manufacturers of all-electric Mass-Transit Vehicles and Conversion Vehicles.

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

On June 28, 2012, we entered into a Stock Exchange Agreement (the “Liberty Agreement”) with Liberty Electric Cars Ltd., an England and Wales private company limited (“LEC”), and its wholly-owned subsidiary LEC 2 Limited, an England and Wales private company limited (“LEC2” and together with LEC, the “LEC Entities”), under which our wholly-owned subsidiary, Liberty Automotive Group, Inc. (formerly GAC EV Motors Inc.), a Nevada corporation (“LAG”) agreed to purchase 100% of the issued and outstanding securities of LEC (the “LEC Shares”), that owns 100% of the issued and outstanding securities of LEC2 (the “LEC2 Shares”) (collectively the “LEC Securities”) in exchange for the transfer of Thirty Nine Million Seven Hundred Forty Two Thousand One Hundred Seventy Eight (39,742,178) shares of our common stock held by LAG to the LEC Shareholders.  These shares represent approximately 8.19% of our outstanding voting control.  This transaction closed on July 23, 2012.  As a result of this transaction, through LEC, we design and develop electric vehicle drive solutions for use in LEC’s own converted vehicles and for sale to original equipment manufacturers (OEMs) for incorporation into their production, as well as in the aftermarket maintenance of electric vehicles.

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCI (the “NCI Shares”) from Mr. Carter Read, NCI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCI obtaining bona fide, binding purchase orders, with a cash down payment (or provides a truck chassis in lieu of cash deposit), standard in the industry, to NCI from third party purchasers requiring NCI to manufacturer Sixty (60) buses with diesel or compressed natural gas engines at NCI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000.  On July 18, 2013 following Board approval, we issued to Mr. Read all of the GACR Additional Shares as a consequence of receiving orders for 232 buses from Don Brown Bus Sales for delivery over a 2-year period.  The GACR Shares, when issued, represented approximately 6.8% of our then outstanding common stock as of October 30, 2012.  This transaction closed on October 12, 2012.

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

On February 17, 2014, we entered into an Acquisition and Stock Exchange Agreement (the “Blackhawk Agreement”) with Blackhawk Manufacturing, Inc., a California corporation (“Blackhawk”), Sanders, Larios, Larios & Luevanos LLC, a California limited liability company (“SLLL”), Alan Servicios S de R.I. de C.V., a Mexican corporation (“Alan Servicios”), Lalusa Investments, a Mexican corporation (“Lalusa”), and Shelmado Transporte, a Mexican corporation (“Shelmado”) (Blackhawk, SLLL, Alan Servicos, Lalusa and Shelmado together are referred to herein as the “BMI Entities”), and the individuals identified on the signature page of the Blackhawk Agreement as shareholders of the BMI Entities (the “BMI Entity Shareholders”), under which we agreed to purchase 100% of the issued and outstanding securities of the BMI Entities (the “BMI Shares”), in exchange for that number of shares of our common stock that has a fair market value of Six Million Dollars ($6,000,000), with the fair market value being the price per share as of February 15, 2014, which was $0.05 cents per share and therefore equals approximately 120,000,000 shares of our common stock (the “Purchase Price”).  Under the Blackhawk Agreement, we acquired four of the five businesses that make up the BMI group of companies, including property located in Mexico independently valued at $2.5 million.  Additionally, we have an option under the Blackhawk Agreement to acquire property in California for 18 months at a pre-agreed price.  Under the Blackhawk Agreement the Closing could not occur until the BMI Entities had prepared GAAP-compliant financial statements that accurately reflected the BMI Entities operations for the year ended December 31, 2013.  The BMI Entities informed us they completed the required GAAP-compliant financial statements and we closed the acquisition of the BMI Entities under the Blackhawk Agreement on April 11, 2014. The Purchase Price shares were due to be issued at Closing and we plan to issue them as soon as possible.  The Sellers can earn additional shares of our common stock through the performance of the BMI Entities and we entered into consulting agreements with four (4) of the BMI Entity principals.

As a result of the Blackhawk Agreement, the BMI Entities are now our subsidiaries and we acquired their operations, which primarily involve the manufacture of fiberglass and composite panels and parts predominantly for the automotive industry. The BMI Entities operate from two sites, one in Tijuana, Mexico and one in Bloomington, California.  The total business had (unaudited) revenue of $4.3m in 2013 and is both cash flow positive and profitable.  The acquisition of the BMI Entities’ business will be accretive to our current operations in 2014.

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

Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

Summary of Results of Operations

	Three Months Ended March 31,
	2014	2013
Revenue	$1,247,870	$218,396
Cost of goods sold	1,006,839	78,847

Gross profit	241,032	139,549

Operating expenses:
General and administrative	628,444	486,148
Stock based compensation	5,675,517	214,286
Loss on disposal of equipment	-	12,516
Impairment of Assets	-	-
Research & Development	-	-
Amortization and depreciation	46,598	8,876
Total operating expenses	6,350,559	721,826

Operating loss	(6,109,528)	(582,277)

Other Income (Expenses)
Change in fair value of derivative liability	63,743,644	38,690,539
Loss on settlement of debt	(484,028)	20,374
Other income/expense	-	-
Interest expense	(718,688)	(45,919)

Net income	$56,431,400	$38,082,717

Operating Loss; Net Income

Our net income increased by $18,348,683 to $56,431,400 from $38,082,717, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  However, these net income figures were largely a result of non-cash income due to a change in the fair value of derivative liabilities primarily related to convertible preferred stock outstanding, and, as a result, our net income of $56,431,400 is not indicative of the results of our operations and should not be viewed as an indicator of our future results.  Our management believes our operating loss of $6,109,528 for the three months ended March 31, 2014, compared to our operating loss of $582,277 for the three months ended March 31, 2013, is a more accurate indicator of our current results, and more in line with what management believes our future quarters will look like until we are successful in generating additional revenue from our operations.

Revenue

Our revenue from the three months ended March 31, 2014 was $1,247,870 compared to $218,396 for the three months ended March 31, 2013.  Our revenue was derived from the operations of our subsidiaries Newport Coachworks, Inc., Liberty Electric Cars Ltd., Liberty Electric Cars Europe Limited and Going Green Limited. The growth in revenue was largely due to the delivery of buses from our Newport coachworks facility in California. The number and corresponding revenue would have been higher, but for a significant amount of time, effort and money being expended on the introduction of the E-Patriot our first electric shuttle bus, and our preparation and attendance at our first major show in February 2014, which resulted in $1.6m of firm orders.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2014 were $1,006,839 compared to $78,847 for the same period one year ago.  The cost of goods sold for the three months ended March 31, 2014 was in line with the revenues generated from the operations of our subsidiaries Newport Coachworks, Inc., Liberty Electric Cars Ltd., Liberty Electric Cars Europe Limited and Going Green Limited.  The cost of sales content varies substantially depending upon whether it is costs related to a bus being manufactured in-house at Newport Coachworks, which has a high material and labor content, compared to grant work completed by Liberty Electric Cars Ltd., which has negligible material and no direct labor costs. Cost of good sold in quarter 1 2014 also reflect additional costs related to the build of demonstration product for the LCT show in February 2014 at which we took $1.6m of firm orders.

Depreciation and Amortization

Our expenses related to depreciation and amortization were $46,598 for the three months ended March 31, 2014, compared to $8,876 for the three months ended March 31, 2013.  The increase was attributable to investment in plant and equipment related to continuing growth in our Newport Coachworks business.

Stock-Based Compensation

Our expenses related to stock-based compensation were $5,675,517 for the three months ended March 31, 2014, compared to $214,286 for the three months ended March 31, 2013.  The increase in 2014 was primarily due to compensation expense related to issuance of additional 10,100,000 options which vested immediately upon issuance and issuance of 78,792,270 common shares to settle liabilities and pay for consulting expenses.

General and Administrative Expenses

General and administrative expenses increased by $142,296, to $628,444 for the three months ended March 31, 2014, from $486,148 for the three months ended March 31, 2013, primarily due to the increase in production at our Newport Coachworks, Inc. subsidiary, and their participation in the LCT show in Las Vegas in February 2014.

Change in Fair Value of Derivative Liability

During the three months ended March 31, 2014, we had a change in fair value of derivative liability of $63,743,644, compared to $38,690,539 for the three months ended March 31, 2013, with the significant difference primarily related to the change in the fair value of our common stock during the three months ended March 31, 2014.

Loss on Settlement of Debt

During the three months ended March 31, 2014, we had loss on settlement of debt of ($484,028), compared to a gain of $20,374 for the three months ended March 31, 2013.  The loss in 2014 primarily related to either a settlement of a note payable by issuing a new note that includes a conversion feature or by issuing stock with a fair value higher than the face amount of the note. The conversion feature was accounted for as derivative liability, which resulted in a higher fair value of the note exchanged.

Interest Expense

During the three months ended March 31, 2014, we had interest expense of ($718,688), compared to ($45,919) for the three months ended March 31, 2013.  The main interest expense in 2014 stemmed from the amortization and reversal of debt discount related to convertible debt issued and converted.

Liquidity and Capital Resources for Three Months Ended March 31, 2014 and 2013

Introduction

During the three months ended March 31, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of March 31, 2014 was $224,428 and our monthly cash flow burn rate is approximately $30,000, excluding professional fees and consultants on an as needed basis.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.  We currently believe we will be able to satisfy our cash needs for operational purposes from our revenues by the end of 2014.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2014 compared to December 31, 2013, respectively, are as follows:

	March 31, 2014	December 31, 2013	Change
Cash	$224,428	$61,723	$172,927
Total Current Assets	1,375,125	1,218,463	441,772
Total Assets	1,983,909	1,886,868	382,151
Total Current Liabilities	13,075,068	75,345,683	61,056,472
Total Liabilities	$13,297,909	$75,549,629	$61,037,577

Cash Requirements

We had cash available as of March 31, 2014 of $224,428 and $61,723 on December 31, 2013.  Based on our revenues, cash on hand and current monthly burn rate, around $30,000, excluding professional fees and consultants on an as needed basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash (used) by operating activities of ($364,520) for the three months ended March 31, 2014, as compared to ($539,794) for the three months ended March 31, 2013.  For the period in 2014, the net cash used in operating activities consisted primarily of our net income of $56,431,400, adjusted by the change in fair value of derivative liability of ($63,743,644), share based compensation of $5,675,517, depreciation and amortization of $46,598,  non-cash interest of $192,768, amortization of debt discount of 244,833,accrued interest of ($50,270), shares issued as additional interest of $24,038, and changes operating assets and liabilities, consisting of: other assets of 4,969, prepaid expenses ($22,229), accounts payable and accrued expenses of $61,419, value added taxes of $60,164, lease payable of $572, deferred financing costs of 18,000, accounts receivable of $114,527, deferred revenue of $44,731, inventory of ($91,224), and changes in other liabilities of $113,051.

Investments

We did not have any net cash provided by (used in) investing activities for the three months ended March 31, 2014.  In the same period in 2013, we had $142,328 in net cash used in investing activities, related to purchase of property and equipment of ($181,749), proceeds from disposal of vehicles of $28,092, and proceeds from disposal of investments of $11,329.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2014 was $547,570 compared to $525,297 for the three months ended March 31, 2013.  For the period in 2014, our financing activities consisted of $586,827 from proceeds from notes payable, $23,758 from payments to reduce line of credit, $(68,015) as payments on notes payable and $5,000 as proceeds from issuance of common stock.  In 2013, we had $418,638 in advances from a related party, $75,000 from an increase in advances payable, and $36,520 from proceeds from notes payable, offset by ($4,861) in payments to notes payable.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of March 31, 2014, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by limited personnel (one person), a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

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

Effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place.  Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, our Board of Directors does not currently have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Failure to properly account for our revenue and assets.  We do not have formal procedures in place to regularly review our revenue recognition and impairment of long-lived assets.  As a result, in the past, we did not originally correctly record our revenue and test the impairments of long-lived assets, which caused us to have a high number of audit adjustments proposed by our independent auditor, particularly in our fiscal year ended December 31, 2012.  If we did not adjust these errors based on the proposals by our independent auditor the magnitude of the resulting misstatements in our financial statements could reasonably be expected to have been material.  As a result, we are currently looking to hire additional personnel with U.S. GAAP experience to assist in the preparation of our financial statements.

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

(c)

Changes in Internal Control over Financial Reporting

On March 29, 2014, Darren West, our then-Chief Financial Officer, passed away.  We are currently interviewing potential candidates to replace Mr. West, but Mr. West’s passing was a change in our internal control over financial reporting during the period ended March 31, 2014, which may have materially affected our internal control over financial reporting.  In an effort to minimize the impact of Mr. West’s passing and until we hire a permanent Chief Financial Officer we worked with a consultant that worked with us previously in order assist with the preparation of our financial statements.

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

PART II – OTHER INFORMATION

ITEM 1

Legal Proceedings

On February 10, 2014, Mr. Ray Mariorenzi filed a lawsuit against alleging breach of an oral contract.  The lawsuit is entitled Ray Mariorenzi v. Global Market Advisors, Inc. and Green Automotive Company Corporation, Superior Court of the State of California for the County of Orange, Central Justice Center - Case No. 30-2014-00704187, and in the complaint Mr. Mariorenzi alleges that at meeting in March, 2012, he made an oral agreement with an officer and director of Global Market Services, Inc. for the purpose of Mr. Mariorenzi performing consulting services to benefit Green Automotive Company and that such services would be provided from March 2012 through end of 2013.  In the Complaint, Mr. Mariorenzi alleges he performed the services but has not been completely compensated for such services and, as a result, claims he is owed $123,500 and 5,750,000 shares of our common stock from the defendants.  We were served on or about February 27, 2014.  Pursuant to an arrangement with Plaintiff’s counsel, we filed an Answer, with a general denial, on April 16, 2014.  The Court has set a Case Management Conference for June 10, 2014.  We intend to vigorously defend against the unsubstantiated claims in the Complaint.

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

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we issued the following unregistered securities:

Common Stock

On January 3, 2014, we issued 277,778 shares of our common stock to Redwood Management in exchange for settlement of debt. These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On January 3, 2014, we issued 46,154 shares of our common stock to Chineseinvestors.com as payment for investor relations services valued at $10,000.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

On January 6, 2014, we issued an aggregate of 1,374,321 shares of our common stock to four non-affiliated individuals in exchange for services provided to the company.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investors were either accredited or sophisticated and familiar with our operations.

On January 6, 2014, we issued 100,000 shares of our common stock to Peter Leeds, one of our directors, pursuant to a promissory note we entered into with Mr. Leeds.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

On January 7, 2014, we issued 368,433 shares of our common stock to Redwood Management in exchange for settlement of debt. These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On January 9, 2014, Snyder Family Trust, a holder of 667 shares of our Series A Preferred Stock A shares opted to convert these shares into 273,470 shares of our common stock. The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

On January 10, 2014, we issued 623,105 shares of our common stock to Redwood Management in exchange for settlement of debt. These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On January 13, 2014, we issued an aggregate of 17,500,000 shares of our common stock to Bill Hiney and Surf Financial Group in exchange for settlement of debt.  These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On January 15, 2014, we issued 487,191 shares of our common stock to Redwood Management in exchange for settlement of debt. These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On January 21, 2014, we issued 803,549 shares of our common stock to Redwood Management in exchange for settlement of debt. These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On January 22, 2014, we issued 7,500,000 shares of our common stock to MAFX, Inc.in exchange for settlement of debt. These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On January 28, 2014, we issued 1,556,313 shares of our common stock to Redwood Management in exchange for settlement of debt. These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On January 29, 2014, we issued 7,000,000 shares of our common stock to Big Wave Stocks, Inc. in exchange for settlement of debt. These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On February 3, 2014, we issued 1,890,437 shares of our common stock to Redwood Management in exchange for settlement of debt. These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On February 6, 2014, we issued a total of 15,000,000 shares of our common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation For Settlement of Claims, and attached Stipulated Settlement, entered by the Superior Court of the State of California for the County of Angeles, Central District, on December 4, 2013, in the matter of Ironridge Global IV, Ltd. v. Green Automotive Company, Case No. BC526570.  These shares were issued without a restrictive legend pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, and Section 25017(f)(3) of the California Corporations Code.

On February 7, 2014, we issued 2,824,859 shares of our common stock to Redwood Management in exchange for settlement of debt. These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On February 12, 2014, we issued 3,495,855 shares of our common stock to Redwood Management in exchange for settlement of debt. These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On February 20, 2014, we issued an aggregate of 1,059,396 shares of our common stock to eight non-affiliate investors in exchange for a combination of services provided in the field of IR and conversion of loan notes.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investors were either accredited or sophisticated and familiar with our operations.

On February 21, 2014, we issued a total of 12,000,000 shares of our common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation For Settlement of Claims, and attached Stipulated Settlement, entered by the Superior Court of the State of California for the County of Angeles, Central District, on December 4, 2013, in the matter of Ironridge Global IV, Ltd. v. Green Automotive Company, Case No. BC526570.  These shares were issued without a restrictive legend pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, and Section 25017(f)(3) of the California Corporations Code.

On February 28, 2014, we issued 4,000,000 shares of common stock to Mr. Ian Hobday, our Chief Executive Officer and one of our directors, in exchange for him forgiving $160,000 in accrued compensation that he was owed.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

On February 28, 2014, we issued 2,500,000 shares of our common stock to Mr. Carter Read, one of our directors and the President of our Newport Coachworks, Inc. subsidiary, in exchange for him forgiving $100,000 in accrued compensation that he was owed.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

On March 5, 2014, we issued 783,699 shares of common stock to Auctus Private Equity Fund in exchange for Auctus converting $ 37,750 in principal and interest owed to Auctus under that certain convertible promissory note dated August 26, 2013.  These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On March 5, 2014, we issued 6,000,000 shares of our common stock to Surf Financial Group in exchange for settlement of debt.  These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On March 18, 2014, we issued 5,000,000 shares of our common stock to Silverton SA in exchange for the settlement of debt.  These shares were issued without a restrictive legend pursuant to the exemption from such registration requirements as set forth in Rule 144 promulgated under Section 4(1) of the Securities Act.

On March 20, 2014, we issued an aggregate of 1,428,230 shares of our common stock to three non-affiliate investors in exchange for a combination of investor relation services and an investment in our company.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investors were either accredited or sophisticated and familiar with our operations.

On March 31, 2014, we issued 14,335,500 shares of common stock to Bio-Global Resources, Inc., in exchange for its conversion of 28,500 shares of our Series A Convertible Preferred Stock.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investors were either accredited or sophisticated and familiar with our operations.

On March 31, 2014, we issued 4,777,494 shares of common stock to XL Biofuels, Inc., in exchange for its conversion of 9,498 shares of our Series A Convertible Preferred Stock.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investors were either accredited or sophisticated and familiar with our operations.

Preferred Stock

On January 7, 2014, we issued 27,000 shares of our Series A Convertible Preferred Stock to Peter Leeds, one of our directors, pursuant to a stock purchase agreement and promissory note we entered into with Mr. Leeds.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

ITEM 3

Defaults Upon Senior Securities

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 4

Mine Safety Disclosures

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 5

Other Information

On March 29, 2014, our Chief Financial Officer and Secretary, Mr. Darren West, passed away.  On March 31, 2014, our Board of Directors appointed Mr. Ian Hobday, our current Chief Executive Officer, to the positions of interim Chief Financial Officer and interim Secretary.  We plan to hire a new Chief Financial Officer and Secretary as soon as possible.

ITEM 6

Exhibits

3.1 (1)	Articles of Incorporation of Green Automotive Company, filed June 3, 2011
3.2 (1)	Articles of Merger of Green Automotive Company, filed October 19, 2011
3.3 (1)	Articles of Merger between Green Automotive Company and Matter of Time I Co., filed December 13, 2012
3.4 (1)	Amended and Restated Bylaws of Green Automotive Company
10.1 (1)	Advisory Agreement by and between Green Automotive Company and Global Market Advisors, Inc. dated July 19, 2010
10.2 (1)	Credit Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated January 1, 2012
10.3 (1)	Settlement, General Release and Conversion Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated June 30, 2012
10.4 (1)	Assignment Agreement by an between Green Automotive Company and Investment Finance IFC Ltd. Dated January 27, 2012
10.5 (1)	Merger Agreement and Plan of Reorganization by and between Green Automotive Company and Matter of Time I Co. dated February 10, 2012 and completed December 12, 2012.
10.6 (1)	Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated June 28, 2012
10.7 (1)	Amendment No. 1 to Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated December 4, 2012
10.8 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated June 29, 2012
10.9 (1)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company and Newport Coachworks, Inc. dated October 12, 2012
10.10 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Ian Hobday dated December 4, 2012
10.11 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Darren West dated December 4, 2012
10.12 (1)	Employment Agreement by and between Newport Coachworks, Inc. and Carter Read dated October 2012
10.13 (1)	Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012
10.14 (1)	Employment Agreement with Mark Aubry dated December 17, 2012
10.15 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated November 20, 2012
10.16 (1)	Stock Purchase Agreement by and between Green Automotive Company and Mark E. Crone and Bosch Equities, LP dated September 1, 2011
10.17 (1)	Exchange Agreement by and between Green Automotive Company and Investment Finance Company IFC Limited dated March 31, 2012
10.18 (2)	Investment Agreement with Kodiak Capital Group, LLC dated March 14, 2013
10.19 (2)	Registration Rights Agreement with Kodiak Capital Group, LLC dated March 14, 2013
10.20 (3)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company, Liberty Electric Cars Ltd. and Going Green Limited dated February 28, 2013
10.21 (4)	Securities Purchase Agreement with Auctus Private Equity Fund, LLC, dated August 26, 2013
10.22 (4)	Promissory Note issued to Auctus Private Equity Fund LLC, dated August 26, 2013
10.23 (4)	Securities Purchase Agreement with LG Capital Funding, LLC, dated August 21, 2013
10.24 (4)	Promissory Note issued to LG Capital Funding, LLC, dated August 21, 2013
10.25 (5)	Services Agreement by and between Navistar, Inc. and Liberty Electric Cars Ltd. dated May 3, 2011
10.26 (6)	Summary of Amendment to D Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012
10.27 (7)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company, the BMI Entities and the BMI Entity Shareholders dated February 17, 2014
10.28 (7)	Amendment No. 1 to the Blackhawk Agreement dated February 20, 2014
10.29 (7)	Amendment No. 2 to the Blackhawk Agreement dated March 4, 2014
10.30 (7)	Amendment No. 3 to the Blackhawk Agreement dated March 17, 2014
10.31 (7)	Amendment No. 4 to the Blackhawk Agreement dated April 14, 2014
10.32 (7)	Consulting Agreement with Floyd Sanders dated April 8, 2014
10.33 (7)	Consulting Agreement with Sergio Larios dated April 8, 2014
10.34 (7)	Consulting Agreement with Carlos Larios dated April 8, 2014
10.35 (7)	Consulting Agreement with Lin Austin dated April 8, 2014

21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Accounting Officer

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(5)

Incorporated by reference from our Amended Current Report on Form 8-K/A filed with the Commission on June 17, 2013.

(6)

Incorporated by reference from our Amended Current Report on Form 8-K/A filed with the Commission on November 29, 2013.

(7)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 17, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Automotive Company a Nevada corporation

Dated: May 20, 2014		/s/ Ian Hobday
	By:	Ian Hobday
	Its:	Chief Executive Officer