Form 10-Q
period 2014-06-30
Green Automotive Co
filed 2014-09-05
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(800) 863 - 9098

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 28, 2014, there were 665,357,414 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1  Financial Statements

The unaudited condensed consolidated financial statements of registrant for the period ended June 30, 2014 and 2013 are below.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

Index to Financial Statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)	(audited)
Current Assets
Cash	$40,810	$61,723
Accounts receivable	106,051	154,278
Inventories	702,390	412,312
Prepaid expenses and deposits	60,340	585,503
Other	1,423	4,647
Total Current Assets	911,014	1,218,463

Non-Current Assets
Property and equipment, net	533,115	608,405
Deferred financing cost	24,000	60,000

Total Assets	$1,468,129	$1,886,868

Current Liabilities
Accounts payable and accrued expenses	$2,060,565	$1,717,214
Deferred revenue	114,823	170,251
Current portion of notes payable	1,031,506	845,396
Credit facility and other advances	56,234	45,527
Derivative liability	13,836,954	71,752,773
Funds received not converted into equity (net of discount)	-	215,000
Sums due to Global Market Advisors	170,889	170,889
Accrued value added taxes	79,039	162,600
Sums due to Global Trade Finance	25,000	25,000
Lease payable	66,292	64,197
Other payables	201,373	176,836
Total Current Liabilities	17,642,675	75,345,683

Long-term Liabilities
Notes payable, net of current maturities	293,357	203,946

Total Liabilities	17,936,032	75,549,629

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares authorized at June 30, 2014 and December 31, 2013, $.001 par value, 782,701 and 924,366 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	783	924
Common stock, 900,000,000 shares authorized, $.001 par value 643,629,558 and 405,043,436 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	643,629	405,043
Additional paid-in capital	47,182,586	37,019,643
Accumulated other comprehensive loss	(135,090)	(198,424)
Accumulated deficit	(64,159,810)	(110,889,947)

Total Stockholder's Deficit	(16,467,903)	(73,662,761)
Total Liabilities and Stockholders' Deficit	$1,468,129	$1,886,868

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Operations

For The Three and Six Months Ended June 30, 2014 and 2013

Unaudited

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenues	$1,575,599	$429,392	$2,823,469	$647,788
Costs of goods sold	1,452,724	409,165	2,459,563	488,012
Gross profit	122,875	20,227	363,906	159,776

Operating expenses
Depreciation and amortization	45,692	9,206	92,290	18,082
Loss on disposal of equipment	-	-	-	12,516
Stock based compensation	41,498	-	5,717,015	214,286
Stock issued for settlements	-	-	-	-
General and administrative	1,121,502	523,551	1,749,945	1,009,699
	1,208,692	532,757	7,559,250	1,254,583

Loss before other expenses	(1,085,817)	(512,530)	(7,195,344)	(1,094,807)

Other income (expenses)
Change in fair value of derivative liability	(7,278,229)	(1,114,759)	56,465,415	37,616,530
Stock issued for settlements	-	(1,237,200)	-	(1,237,200)
(Loss)/gain on settlement of debt	-	-	(484,028)	-
Loss on conversion of preferred shares	-	-	-	(20,375)
Other income/expense	(200,000)	-	(200,000)	-
Interest expense	(1,137,218)	(137,254)	(1,855,906)	(183,174)
	(8,615,447)	(2,489,213)	53,925,481	36,175,781

Income/(Loss) before income taxes	(9,701,264)	(3,001,743)	46,730,137	35,080,974

Provision for income taxes	-	-	-	-

Net income	$(9,701,264)	$(3,001,743)	$46,730,137	$35,080,974

Income (loss) per share (Basic)	$(0.02)	$(0.01)	$0.09	$0.10

Income (loss) per share (Diluted)	$(0.02)	$(0.01)	$0.05	$0.06

Weighted average shares outstanding (Basic)	599,459,864	342,209,651	531,791,726	342,209,651

Weighted average shares outstanding (Diluted)	599,459,864	561,677,952	991,115,183	561,677,952

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Comprehensive Income / (Loss)

For The Three Months Ended June 30, 2014 and 2013

Unaudited

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Net income (loss)	$(9,701,264)	$(3,001,743)	$46,730,137	$35,080,974

Other comprehensive loss, net of tax:
Foreign currency translation	78,701	(13,122)	63,334	-

Comprehensive income (loss)	(9,622,563)	(3,014,865)	46,793,471	35,080,974

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Cash Flows

For The Three Months Ended June 30, 2014 and 2013

	June 30,
	2014	2013
		(Restated)
OPERATING ACTIVITIES:
Net income	$46,730,137	$35,080,974
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,290	18,082
Non cash - interest expense	-
Amortization of debt discounts	1,681,307	46,183
Loss on disposal of assets	200,000	12,516
Shares issued for settlement of agreement		1,237,200
Shares issued as additional interest	24,038
Loss on conversion of preferred shares		20,375
(Gain)/loss on settlement of debt	484,028
Shares issued for services	100,500	-
Change in fair value of derivative liability	(56,465,415)	(37,616,530)
Share based compensation	5,717,015	214,286
Changes in operating assets and liabilities:		-
Accounts receivable	48,227	36,475
Inventories	(290,078)	(281,486)
Other assets	3,224	(2,212)
Prepaid expenses	525,163	(989)
Accounts payable and accrued expenses	343,351	334,198
Deferred revenue	(55,428)	43,499
Other liabilities	(84,125)	186,357
Net cash used in operating activities	(945,766)	(671,072)

INVESTING ACTIVITIES:
Proceeds from disposal of vehicles	-	28,092
Proceeds from disposal of investments	-	14,896
Purchase of property and equipment	(17,000)	(420,224)
Net cash used in investing activities	(17,000)	(377,236)

FINANCING ACTIVITIES:
Increase in advances payable	-
Advances from related party	-
Proceeds from issuance of common stock	5,000	-
Borrowings (payments) from line of credit	10,707	(39,808)
Proceeds from notes payable	930,827	985,838
Payments to notes payable	(68,015)
Net cash provided by financing activities	878,519	946,030

Effect of change in exchange rate on cash	63,334	94,371

Net (decrease) / increase in cash	(20,913)	(7,907)

CASH AT BEGINNING PERIOD	61,723	87,325
CASH AT END OF PERIOD	$40,810	$79,419

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Cash Flows

For The Three Months Ended June 30, 2014 and 2013

(continued)

	June 30,
	2014	2013
		(Restated)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Share based compensation	$-	$214,286
Shares issued to settle an agreement	$-	$1,237,200
Common shares issued in exchange for preferred shares	$388,151	$7,883,692
Common shares issued in relation to investment in a JV	$-	$335,895
Common shares issued in relation to acquisition	$-	$565,290
Common shares issued for debt conversion	$2,656,119	$-
Preferred shares issued to converted funds owed by FMS	$-	$180,188
Preferred shares converted to ordinary	$-	$(63)
Preferred shares issued to settle debt	$210,000

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

We are currently involved in the manufacturing and sale of Diesel, Gas and CNG buses at our Newport Coachworks facility in Riverside California, which we expect to be the core focus of our business activities going forward. We have recently introduced electric bus technology with the launch of our 15 to 23 seat E-Patriot model and will follow this with the launch of our E-Atlas model featuring 27 to 33 seats.  The retailing of electric vehicles through our GoinGreen facility in London, England is expected to form the basis for a “franchise” type model that can be introduced into other regions and countries potentially with partners. The development of next generation electric vehicle technologies and repair techniques which is currently handled through our Liberty facility in Coventry England, will be moving to Riverside California in order to have the R&D for electric vehicle technology located where we are building our new electric bus models.

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

Liberty Transaction (continued)

Due to its experience in EV technologies and in servicing EVs, LEC has an agreement with a large U.S. truck manufacturer for the on-going support of electric vehicles run by its key clients in Europe.  LEC will continue to take care of all warranty support when required by these customers, all of whom run fleets of electric commercial vehicles across Europe.  This truck manufacturer’s customers include major companies such as FedEx, UPS and Veolia, who are using the first “ground up” electric trucks known as the “Modec” that were launched some 4 years ago for the purpose of making pollution free deliveries in urban areas.

Newport Coachworks Transaction

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GACR Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GACR Additional Shares” and together with the GACR Closing Shares, the “GACR Shares”) to vest as follows:  upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000. This transaction closed on October 12, 2012. All GACR Shares were issued to Mr. Carter Read as of March 31, 2014.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS (continued)

GoinGreen Transaction

On January 31, 2013, the Company signed a binding agreement to buy UK-based electric vehicle distributor GoinGreen Limited (www.goingreen.co.uk). Trading under the brand name, “GoinGreen”, it has sold over 1400 of the highly successful G-Wiz electric vehicles, making it one of Europe’s largest single retailers of electric vehicles.  GoinGreen Ltd was founded in 2002 and in the early days, set itself the mission to minimize the effects of climate change by encouraging carbon-neutral motoring. The company pioneered electric vehicles in the UK with the G-Wiz, an electric vehicle designed in California and manufactured in India by the Indo-Reva Electric Car Company, making London the capital of the electric vehicle (EV). The deal was completed on April 1, 2013 when 1,562,498 shares of GACR common stock was authorized for exchange for 100% of the issued and outstanding securities of GoinGreen Limited (an England and Wales private limited company) plus 150,501 shares of GACR common stock was authorized for issuance to former creditors of GoinGreen. Due to a temporary restraining order (“TRO”) in an unrelated litigation in Utah by the Company against a former stockholder the shares were not released by our transfer agent until June 24, 2013.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

The unaudited condensed interim consolidated financial statements at June 30, 2014 and for the three-month periods ended June 30, 2014 and 2013 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of our operating results in future periods.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

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

Going Concern

Our condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of June 30, 2014, we have sustained recurring operating losses, past due payables and have a stockholders’ deficit of $16,467,903.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital to fund the acquisition or to purchase an ongoing business and improving profitability of existing operations. Until such time, we anticipate our working capital needs will be funded through the issuance of debt and equity instruments; however, there can be no assurance that we will receive the sums required at the times and in the amounts needed, or that any funding will not be accompanied by conditions unfavorable to the Company. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging economic conditions. Accordingly, future estimates may differ significantly. Significant estimates and assumptions included in our condensed consolidated financial statements relate to the valuation of long-lived assets, inventory reserves, accruals for potential liabilities, and valuation assumptions related to derivative liability, equity instruments and share based compensation.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents as of June 30, 2014 and December 31, 2013.

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

Investment in Joint Venture

The Company applies the equity method for the 30% investment to its joint venture interest in Powabyke, a privately-held UK company, since quoted market prices are not available and the Company, has the ability to exercise significant influence over operating and financial policies of the joint venture. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted affiliate’s net income (loss) including changes in capital of the affiliates. In addition, dividends received from the equity-accounted company reduce the carrying value of the Company’s investment.  If there is an other-than-temporary decline in the market value of the investment, an impairment charge is recorded. Based on management’s evaluation the investment in the joint venture has been fully impaired in 2013.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company determined that there was an indicator of impairment in goodwill and other intangibles during the year ended December 31, 2013 because of the lowered revenue and cash flow projections. The Company use the present value technique for the impairment testing. There were no impairment charges for the three months ended June 30, 2014 and 2013.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2007 through 2013 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2007 through 2013 California Franchise Tax Returns.  However, we have certain tax attribute carry forwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Common Share (as Restated)

The Company computes net income per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including 582,701 Series A convertible preferred for June 30, 2014 (net of 200,000 forfeit shares) and 555,142 for June 2013 (net of 300,000 forfeit shares), using the if-converted method, 29,700,000 additional common shares for June 30, 2014 and 18,000,000 for June 30, 2013 stock options, using the treasury stock method, and 81,366,365 shares for June 30, 2014 and 3,678,138 shares for June 30, 2013 for convertible loan notes, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

4. ACQUISITIONS

On January 31, 2013, the Company signed a binding agreement to buy UK-based electric vehicle distributor GoinGreen Limited (www.goingreen.co.uk ). Doing business under the brand name, “GoinGreen”, it has sold over 1,400 of the highly successful G-Wiz electric vehicles, making it one of Europe’s largest single retailers of electric vehicles.  GoinGreen Ltd was founded in 2002 and in the early days, set itself the mission to minimize the effects of climate change by encouraging carbon-neutral motoring. The company pioneered electric vehicles in the UK with the G-Wiz, an electric vehicle designed in California and manufactured in India by the Indo-Reva Electric Car Company, making London the capital of the electric vehicle (EV). The deal was completed in the second quarter of 2013 when 1,562,498 shares of GACR common stock was exchanged for 100% of the issued and outstanding securities of GoinGreen Limited (an England and Wales private limited company). Due to the TRO the shares were not released by our transfer agent until June 24, 2013.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACQUISITIONS (continued)

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed of GoinGreen Limited are shown below.

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

The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures”. The purchase price for GoinGreen businesses was allocated to the net tangible and intangible assets based upon their fair values as of the respective acquisition dates. The allocation of the purchase price was based upon a valuation and the estimates and assumptions were subject to change within the measurement period. The excess of the purchase price over the fair values of the net tangible assets and intangible assets, if any, was recorded as goodwill and is generally driven by our expectations of our ability to realize synergies and achieve our strategic growth objectives.

The goodwill recorded in connection with the GoinGreen acquisitions was $769,890, on the transaction acquisition date. In accordance with U.S. GAAP, impairment testing for goodwill is performed at least annually.  The Company performs its annual impairment test as of December 31.  Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACQUISITIONS (continued)

The following are unaudited pro-forma results of operations as if the acquisition has occurred at the beginning of the period for the three and six months ended June 30, 2014 and 2013:

Pro-forma (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenues	$1,575,599	$429,392	$2,823,469	$831,311

Costs of goods sold	1,452,724	409,165	2,459,563	595,645

Gross profit	122,875	20,227	363,906	235,666

Operating expenses
Depreciation and amortization	45,692	9,206	92,290	19,066
Loss on disposal of equipment	-	-	-	12,516
Impairment of assets	-	-	-	-
Stock Based Compensation	41,498	-	5,717,015	-
Stock issued for settlement of agreements	-	-	-
General and administrative	1,121,502	523,551	1,749,945	1,126,545
	1,208,692	532,757	7,559,250	1,158,127

Loss before other expenses	(1,085,817)	(512,530)	(7,195,344)	(922,461)

Other income (expenses)

Stock issued in settlement of an agreement	-	(1,237,200)	-	(1,451,486)
Change in fair value of derivative liability	(7,278,229)	(1,114,759)	56,465,415	37,616,530
(Loss) or gain on settlement of debt	-	-	(484,028)
Loss on conversion of preferred shares	-	-	-	(20,375)
Other income/(expense)	(200,000)	-	(200,000)	-
Interest expense	(1,137,218)	(137,254)	(1,855,906)	(183,174)
	(8,615,447)	(2,489,213)	53,925,481	35,961,495

(Loss) income before income taxes	(9,701,264)	(3,001,743)	46,730,137	35,039,034

Income taxes	-	-	-	-

Net (loss) income	$(9,701,264)	$(3,001,743)	$46,730,137	$35,039,034

(Loss) income per share (Basic)	$(0.02)	$(0.01)	$0.09	$0.10

(Loss) income per share (Diluted)	$(0.02)	$(0.01)	$0.05	$0.05

Weighted average shares outstanding (Basic)	599,459,864	342,209,651	531,791,726	342,209,651

Weighted average shares outstanding (Diluted)	599,459,864	342,209,651	991,115,183	668,564,206

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following: as of June 30, 2014 and December 31, 2013:

Accounts Receivables	June 30, 2014	December 31. 2013
Trade receivables	$106,051	$123,254
Grant monies receivable	-	31,024
	$106,051	$154,278

6. INVENTORIES

Inventories consist of raw materials and work In progress. These pertain to the Bus production in the NCWI facility. The Company’s inventories are valued at cost, as determined by the first-in, first out (FIFO) method; in aggregate such valuations are not in excess of market and consisted of the following  as of June 30, 2014 and

	June 30, 2014	December 31. 2013
Raw materials	$6,995	$106,852
Goods in transit	-	12,956
Work in progress	445,613	178,596
Finished Goods	249.782	113,908
	$702,390	$412,312

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following: as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Leasehold improvements	$15,196	$14,828
Furniture and fixtures	8,162	8,138
Equipment	627,638	608,598
Computer hardware and software	117,991	117,028
Vehicles	23,189	29,189
	792,176	777,781
Less accumulated depreciation	(259,061)	(169,376)

	$533,115	$608,405

Our property and equipment in 2014 are located equally in terms of value in California and in the United Kingdom (the “UK”). The UK assets are acquired as part of LEC Entities and GoinGreen acquisitions (see Note 4). For the three months ended June 30, 2014 and June 30 2013 (restated), depreciation expense was $45,692 and $9,206 respectively.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. GOODWILL & INTANGIBLE ASSETS

Intangible assets consist of the following and were mainly related to the LEC and GoinGreen acquisitions:

	June 30, 2014	December 31, 2013
Goodwill on purchase of GoinGreen	$789,890	$769,890
Go License	500,000	500,000
Crash test homologation costs	228,912	228,912
Liberty acquired technology	619,462	619,462
Assembled workforce	689,000	689,000
Trade name and website	45,000	45,000
Non-compete agreement	1,500,000	1,500,000
	4,352,264	4,352,264
Less amortization and impairment	(4,352,264)	(4,352,264)

	$-	$-

Amortization expense was $0 for the three months ended June 30, 2014 and the year ended December 31, 2013. Additionally, the Company impaired the remaining basis in the intangibles during the year ended December 31, 2013 as management revised its sales forecast for the product which impaired the goodwill of $769,890 as of

9. DEFERRED REVENUE

Deferred revenue consists of the following: as of June 30, 2014 and December 31, 2013:

Deferred Revenues	June 30, 2014	December 31. 2013
Deferred Grant Income	$17,964	$17,964
Deferred membership fees	96,859	152,287
	$114,823	$170,251

10. FUNDS RECEIVED NOT CONVERTED INTO EQUITY (NET OF DISCOUNT)

The Company has received advances during the year ended December 31, 2013 in the amount of $215,000. These advances were made directly from the shareholders. The Company issued common shares during the six months ended June 30, 2014 to settle all these advances.

11. SUMS DUE TO GLOBAL MARKET ADVISORS

On July 19, 2010, we entered into an Advisory Agreement (the “Advisory Agreement’) with Global Market Advisors, Inc., a Nevada corporation (“GMAI”).  Under the Advisory Agreement, GMAI was retained by us to assist with a variety of services, including, but not limited to, assisting us with our filings as a public company, making the public aware of us and our business, and provide general advice to our management in order to execute our business plan and strategy. The agreement was terminated with effect on July 31, 2013. In exchange for the services we agreed to compensate GMAI and at June 30, 2014 and December 31, 2013, $170,889 has been accrued to cover all costs and fees owed.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. SUMS DUE TO GLOBAL TRADE FINANCE

On January 1, 2012 the Company made and entered into a credit facility with Global Trade Finance (“GTF”) to provide credit up to $250,000.  The Company had drawn down $79,000 of the facility through the second quarter of 2012.  The effective rate of interest is 8% on the facility, and the facility was to be secured by 5,000,000 shares of Green Auto common stock, and the advances made to the Company under the credit facility were not reduced to Convertible Notes. The facility was to be due January 1, 2013, or up to twenty four months if demand for repayment is not made, however, effective September 30, 2012, the $79,000 was converted into 1,500,000 shares of the Company’s common stock. The Company recorded $4,000 gain on settlement of debt. The Company also borrowed another $25,000 on this facility that it still owes under the same terms listed above as of June 30, 2014 and December 31, 2013.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. NOTES PAYABLE, NET OF DISCOUNTS

As a result of our inability to file our Form 10-Q for the period ended June 30, 2014 within the time period required under the Securities Exchange Act of 1934, as amended, we have defaulted on certain covenants under various loan documents with Typenex, LG Capital, and JMJ Financial. We have informed each, as well as other lenders, of the default and requested a waiver from the default, which was conditionally granted. With this filing, we have cured our outstanding defaults related to the late filing.

Notes Payable	June 30, 2014	December 31, 2013

Blue Citi - Convertible Note Payable, 0% interest, convertible at 40% discount to market price, unsecured	$278,500	$-
R Knight £38,500 Note Payable, Nil Interest, when funds permit, unsecured	-	63,487
P Beitl £109,576 Note Payable, Nil Interest, when funds permit, unsecured	186,586	180,691
David Voss Note Payable, 15% Interest, unsecured, convertible at fixed 00.5 cents per share	15,000	-
Black Mountain - Convertible Note Payable, 10% interest, convertible at 35% discount to market price, unsecured	110,000	-
Union Capital Note Payable, 8% Interest, unsecured, convertible at 42% discount to market price after 180 days	50,000	-
N Jones £10,053 Note Payable, Nil Interest, unsecured	17,118	16,577
I Hobday – Note payable, Nil interest, unsecured	24,419	5,813
P Lilley £700 Note Payable, Nil Interest, unsecured	1,191	1,154
L G Capital Note payable, 8% Interest, unsecured, convertible at 50% discount to market price after 180 days	27,000	76,500
Auctus Note Payable, 8% Interest, unsecured, convertible at 42% discount to market price after 180 days	-	37,750
JMJ Financial Note Payable, interest 12% after 90 days, unsecured, convertible at 40% discount to market price	166,668	82,000
Louis Klein Note Payable, 15% Interest, unsecured, convertible at fixed 10.5 cents per share	50,000	50,000
Linda Singer Note Payable, 15% Interest, unsecured, convertible at fixed 10.5 cents per share	100,000	100,000
David Hopkins Note Payable, 15% Interest, unsecured , a conversion price of 50% of close price on date of notification	20,000	20,000
Gel Properties Note Payable, 6% Interest, unsecured, convertible at 40% discount to market price	25,000	25,000
Redwood Fund II Note Payable ,10% Interest, unsecured, convertible at 50% discount to market price	100,000	100,000
Redwood Management LLC Note Payable, Nil Interest, unsecured, convertible at 50% discount to market price	-	336,376
Bizloan Note payable, 36% Interest, secured	83,647	219,691
Typenex Note Payable, 8% Interest, unsecured, convertible at 60% discount to market price after 180 days	142,500	-
WEAM/WFC	200,000	-
Accrued interest	-	8,080
	1,597,629	1,323,119
Debt Discount	(272,766)	(273,777)
	$1,324,863	$1,049,342

Current Portion	$1,031,506	$845,396
Long Term	293,357	203,946
	$1,324,863	$1,049,342

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. NOTES PAYABLE, NET OF DISCOUNTS (continued)

In connection with the Black Mountain convertible notes issued on February 13, 2014, the Company issued a five year warrant to the note holder to purchase an additional 1,200,000 common shares at an exercise price of $0.15. The warrant has anti-dilution provisions, including adjustable provisions for the exercise price and the number of shares. As of June 30, 2014, the adjusted number of issuable shares equaled 26,865,672 shares and the strike price was $0.0067, Using the Black-Scholes model and the following inputs: $0.0523 market price, 1 year estimated term, 0.11% risk free rate and expected volatility of 176%, the warrant’s value was $ 1,266,388.

In connection with the Blue Citi convertible notes issued on March 21, 2014, the Company issued a three year warrant to the note holder to purchase an additional 15,218,579 common shares at an exercise price of $0.0183. The warrant has anti-dilution provisions, including adjustable provisions for the exercise price and the number of shares. As of June 30, 2014, the adjusted number of issuable shares equaled 41,567,164 shares and the strike price was $0.00670. Using the Black-Scholes model and the following inputs: $0.0158 market price, 1 year estimated term, 0.11% risk free rate and expected volatility of 176%, the warrant’s value was $ 504,027.

In connection with a funding transaction between the Company and Typenex Co-Investment, LLC, in June 2014 the Company issued a $665,000 secured convertible promissory note to Typenex payable 17 months after the issuance date and bearing interest at the rate of 10% per annum. The loan will be funded in six installments of which the first installment was for $142,500 and the remainder are for $110,000 each, except the last which is for $82,500. The Typenex transaction had an original issue discount of $60,000 and transaction expenses of $5,000. As the lender, Typenex is secured by a first priority security interest on the assets of the Company. The Typenex Note is convertible into shares of the Company’s common stock beginning on the date which is six months after each respective installment of the loan is received by the Company. The conversion formula is the amount of the loan being converted divided by the conversion price, which is 60% of the average of the three lowest Closing Bid Prices in the proceeding twenty trading days.  In connection with the Typenex transaction, the Company issued a five year warrant to Typenex to purchase common stock that includes anti-dilution provisions. The number of shares issuable under the warrant equal $332,500 divided by the  greater of the market price per share at the issue date of the warrant ($0.0205)  or the average trading price per share calculated on the two days prior to the date of notice of conversion. The purchase price per share is determined by using the lower of the conversion price and the market price. As of June 30, 2014, the adjusted number of issuable shares equaled 49,626,866 and the strike price was $0.00670. Using the Black-Scholes model and the following inputs: $0.0205 market price, 1 year estimated term, 0.11% risk free rate and expected volatility of 176%, the warrant’s value was $817,799.

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

There were 4,000,000 unvested stock options as of December 31, 2013 and December 31, 2012. The Company granted 18,000,000 stock options during the year ended December 31, 2012. No options were granted during the year ended December 31, 2013. The Company recorded a $331,894 stock option expense for the year ended December 31, 2013 and none for 2012.  For the six month period ending June 30, 2014, the Company granted 1,303,949 options and recorded a stock option expense of $41,498.

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

	June 30, 2014		March 31, 2014
Expected Volatility	176%		192%
Expected dividends	−	%	−	%
Expected terms (in years)	1		1
Risk-free rate	0.11%		0.13%
Forfeiture rate	−	%	−	%

A summary of option activity as of June 30, 2014 and December 31, 2013, and changes during the periods then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2013	22,000,000	$0.34	2.44	$191,500
Granted	−	−	−	−
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−
Outstanding at December 31, 2013	22,000,000	$0.34	1.44	$191,500
Exercisable at December 31, 2013	18,000,000	$0.42	2.00	$ −

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2014	22,000,000	$0.34	2.44	$112,000
Granted	10,100,000	0.06	9.8	−
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−
Outstanding at June 30, 2014	32,100,000	$0.30	8.70	$112,000
Exercisable at June 30, 2014	29,700,000	$0.24	8.73	$112,000

15. STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock (“CPS”) and Derivative Liability

On July 23, 2012 and in relation with the LEC Acquisition (Note 4), the Company issued 300,000 shares of restricted preferred stock to two LEC Directors as a covenant not to compete. The preferred shares are fully forfeitable in the event the Directors terminated their employment or violated the non-compete provision before the third year anniversary. Additionally, these preferred shares were valued at $5.00 per share and were recorded as part of the purchase price.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. STOCKHOLDERS’ DEFICIT (continued)

On or about September 29, 2012, the Company issued an additional 30,000 CPS to FMS to settle $150,000 of advances owed to FMS (see Note 4) at a conversion rate of $5.00 per CPS.

On or about December 26, 2012, the Company issued an additional 53,680 CPS to FMS for cash at a price of $5.00 per CPS.

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

On or about April 11, 2014 a holder of Series A Preferred shares of the Company converted 125,000 Series A Preferred Stock into 66,875,000 restricted shares of the Company’s common stock. The shares issued for the Series A Preferred stock represented 11.05% of the Company’s shares issued and outstanding as of April 11, 2014.

On or about May 28, 2014 the Company converted 5,000 Series A Preferred Stock into 2,289,220 shares of its common stock.

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. STOCKHOLDERS’ DEFICIT (continued)

Pursuant to ASC 815, “Derivatives and Hedging,” the Company initially recognized the fair value of the embedded conversion feature of the CPS on date of issuance and was charged to operations. On June 30, 2014, the Company recorded a mark-to-market adjustment based on the fair value of the derivative liability on that date which resulted in a gain of $56,465,415. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.016, a conversion price of $0.05, expected volatility of 176%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.11%. As of June 30, 2014, the number of common shares that could be potentially issued to settle the conversion of the preferred stock (net of 200,000 forfeit shares) is 375,043,538 common shares.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2014.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$13,836,954	$13,836,954

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at June 30, 2014:

Balance at January 1, 2014	$71,752,773
Derivative liability related to new issuance and conversion, net	(1,450,404)
Change in Value of Historic Derivatives	(56,465,415)
Balance at June 30, 2014 (unaudited)	$13,836,954

Common Stock

On or about February 15, 2013 FMS converted 62,500 Preferred A shares into 20,437,331 shares of our common stock. On or about February 15, 2013, we issued 375,000 shares of our common stock to Kodiak Capital Group LLC worth $150,000 as part of the Kodiak Funding Agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

On or about February 15, 2013, we issued 160,715 shares of our common stock to Colin Manners (part of Kodiak Capital Group LLC) worth $64,286 as part of the Kodiak Funding Agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was either accredited or sophisticated and familiar with our operations.

On March 18, 2013, the Company entered into a funding agreement for up to $3 million with Kodiak Capital Group LLC, a Newport Beach-based institutional investor. The Company has agreed to file a registration statement with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to Kodiak under the terms of the common stock purchase agreement.  As a result of the current market price for the Company’s common stock, the Company intends to withdraw the registration statement filing.

On or about April 1, 2013, the Company issued 1,712,999 shares to the owners of GoinGreen Limited (a UK company) to acquire 100% of the business. Due to the TRO the shares were not released by our transfer agent until June 24, 2013.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. STOCKHOLDERS’ DEFICIT (continued)

On or about May 9, 2013, the Company issued 1,050,000 shares of its common stock to Metro-Electric PLC to secure a 30% investment in the Powabyke brand of Electric Bikes owned by Metro-Electric PLC.

On or about May 9, 2013, the Company issued 1,500,000 shares of its common stock each to Gary Spaniak Sr. and Ron Davis to compensate them for Liberty Electric Cars Limited withdrawing from the Merger with ELCR in order to be acquired by GACR.

On or about July 18, 2013, the Company issued 27,000,000 shares of its common stock to Carter Read of which 5,000,000 was in relation to the purchase of Newport Coachworks, Inc. and 22,000,000 was in relation to Mr. Read securing purchase orders in excess of sixty (60) units.

On or about July 29, 2013, the Company converted 42,152 Series A Preferred Stock into 16,156,335 shares of its common stock.

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

On or about December 11, 2013, the Company issued 7,700,000 shares of its common stock in connection with a 3(a)(10) arrangement with Ironridge.

On or about December 23, 2013, the Company issued 297,429 shares of its common stock to Redwood Management in connection with the repayment of convertible debt in the amount of $33,460.73.

On or about December 31, 2013, the Company issued 238,095 shares of its common stock to Redwood Management in connection with the repayment of convertible debt in the amount of $25,000.

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

On or about April 2, 2014 the Company issued 1,200,000 shares of its common stock to JMJ Financial in connection with the repayment of convertible debt in the amount of $16,920.

On or about April 2, 2014 the Company issued 4,821,925 shares of its common stock to LG Capital in connection with the repayment of convertible debt in the amount of $51,500 plus $2,746in accrued interest.

On or about April 9, 2014 the Company issued 1,631,280 shares of its common stock to Auctus Private Equity Fund in connection with the repayment of convertible debt in the amount of $17,750 plus $1,646in accrued interest.

On or about April 9, 2014 the Company issued 1,600,000 shares of its common stock to JMJ Financial in connection with the repayment of convertible debt in the amount of $22,560.

On or about April 11, 2014 the Company converted 125,000 Series A Preferred Stock into 66,875,000 shares of its common stock.

On or about April 14, 2014, the Company issued 212,500 shares of common stock in exchange to investor Maurice Graham Oates at $0.0400 per share for a total of $8,500.

On or about April 22, 2014 the Company issued 1,585,930 shares of its common stock to JMJ Financial in connection with the repayment of convertible debt in the amount of $22,742.23.

On or about May 23, 2014 the Company issued 540,000 shares of its common stock to Gel Properties in connection with the repayment of convertible debt in the amount of $4,472.

On or about May 28, 2014 the Company converted 5,000 Series A Preferred Stock into 2,289,220 shares of its common stock.

On or about May 30, 2014 the Company issued 900,000 shares of its common stock to Gel Properties in connection with the repayment of convertible debt in the amount of $7,453.

On or about June 3, 2014 the Company issued 1,578,767 shares of its common stock to Gel Properties in connection with the repayment of convertible debt in the amount of $13,075.

On or about June 5, 2014 the Company issued 4,262,943 shares of its common stock to Redwood Management in connection with the payment of accrued interest in the amount of $29,841.

On or about June 6, 2014 the Company issued 3,474,337 shares of its common stock to LG Capital Funding in connection with the repayment of convertible debt in the amount of $26,058 plus $1,058in accrued interest.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. STOCKHOLDERS’ DEFICIT (continued)

On or about June 10, 2014 the Company issued 2,000,000 shares of its common stock to Gel Properties in connection with the repayment of convertible debt in the amount of $21,827.

On or about June 12, 2014 the Company issued 1,700,000 shares of its common stock to JMJ Financial in connection with the repayment of convertible debt in the amount of $15,810.

On or about June 17, 2014 the Company issued 290,753 shares of its common stock to Gel Properties in connection with the of repayment convertible debt in the amount of $3,173.

On or about June 17, 2014 the Company issued 400,000 shares of its common stock to a creditor of former CFO Darren West. In exchange, the accrued salary due Darren West was reduced $17,000.

On or about June 18, 2014 the Company issued 3,342,831shares of its common stock to LG Capital Funding in connection with the repayment of convertible debt in the amount of $25,000 plus $71in accrued interest.

On or about June 18, 2014 the Company issued 2,200,000 shares of its common stock to Gel Properties in connection with the repayment of convertible debt in the amount of $19,361.

On or about June 19, 2014 the Company issued 8,571,428 shares of its common stock to Redwood Fund III in connection with the repayment of convertible debt in the amount of $60,000.

On or about June 24, 2014 the Company issued 2,000,000 shares of its common stock for advisory services rendered in 2013 at $0.014 per share.

On or about June 27, 2014 the Company issued 7,462,686 shares of its common stock to Redwood Fund III in connection with the repayment of convertible debt in the amount of $40,000 plus $10,000 in accrued interest.

On or about June 27, 2014 the Company issued 640,736 shares of its common stock to Gel Properties in connection with the repayment of convertible debt in the amount of $5,639.

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

Management has not accrued for this event in the financial statements as it is not determinable whether the Company is liable for this judgment. The Company expects that if efforts are made to enforce the judgment the expected loss could be from $0 to $3,717,615 not including additional accrued post-judgment interest.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16. CONTINGENCIES (continued)

In December 2013 we entered in to an arrangement with Ironridge Global Equity IV, Ltd. under Section 3(a)(10) of the Securities Act of 1933 that was approved by a Superior Court Judge in Los Angeles, California pursuant to which we agreed to settle approximately $543,000 of trade debt claims purchased by Ironridge in exchange for the issuance by the Company of free-trading shares of our common stock under a calculation negotiated between Ironridge and the Company (the “Stipulation”). As of December 31, 2013, we had issued 7,700,000 free trading shares of our common stock to cover the Newport Coachworks liabilities assigned to Ironridge under the Stipulation The 3(a)(10) agreement specifies a $6m “calculation period” which determines the final number of shares to be issued to Ironridge in settlement of the loan they made to the Company by purchasing Company third party debt.

After the initial issuance GAC issued a total of 27 million additional free trading shares to Ironridge under the Stipulation formula. On or about March 28, 2014, however, Ironridge demanded GAC issue an additional 43 million free-trading shares based on Ironridge’s calculations under the Stipulation. Ironridge’s calculation depends on its interpretation of certain clauses in the Stipulation and the allegation that GAC delayed the timely issuance of shares to which Ironridge was entitled and has thus increased the base amount of shares owed under the Stipulation. The initial Ironridge demand for 43 million shares was increased to 55 million additional shares (the “Additional Shares”).

On April 16, 2014 Ironridge brought an ex parte proceeding before Hon. Deirdre Hill, J. (“Judge Hill”) to compel GAC to issue the Additional Shares under the Stipulation. GAC filed its answering papers in opposition to the Ironridge motion, and the Court held a hearing on May 14, 2014.  At the conclusion of the hearing, the Court denied Ironridge’s request for the issuance of the Additional Shares without prejudice. Since the date of the May 14 hearing Ironridge has not filed any other court papers, nor has GAC had any further communications from Ironridge of any kind.

17. SUBSEQUENT EVENTS

On or about July 3, 2014, the Company sought and gained a verbal commitment to delay the acquisition of Transhock Distribution Limited and AutoParts Warehouse Limited, incorporated in England and Wales, until later in 2014, subject to (a) the completion of the Company’s U.K. re-organization, (b) the determination of the new amount of funding required on closing, the owners having renegotiated their invoice financing terms, and (c) the availability of funds to close the deal.

On July 22, 2014, the Company agreed to sell its 30% investment of its joint venture interest in Powabyke, to Flare Capital Limited for £15,000 or approximately $25,350. The transaction is expected to be completed during the first week of September, 2014 under a share purchase agreement signed August 21, 2014.  Based on management’s previously disclosed evaluations, the carrying value for the investment in Powabyke had been reduced to $0.

On July 31, 2014 the Company’s Board of Directors passed a resolution to increase the number of authorized common shares to two billion five hundred million (2,500,000,000) from nine hundred million (900,000,000). The increase is subject to approval by the Company’s shareholders and will not be effective until the filing of an amendment to the Company’s Articles of Incorporation.

On August 21, 2014 Director Nicholas Hewson resigned as a director of the Company with his resignation effective that day. Mr. Hewson’s resignation was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices.  Mr. Hewson, who resides in the United Kingdom and is retired, informed the board that the geographic separation caused by the Company’s decision to reorganize its business to focus on U.S. based domestic operations, made his ability to devote the time required to perform his oversight functions as a director more difficult.  The Company accepted Mr. Hewson’s resignation and expressed appreciation for the services he performed as a director.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17. SUBSEQUENT EVENTS (continued)

On or about August 26, 2014, the Company arranged for the disposition of the assets of its subsidiaries organized and operated in the United Kingdom (U.K.) under the circumstances and terms and conditions described below.  The decision to do so is based on management’s assessment of its U.K. operations, the working capital requirements to maintain these operations and the determination to focus the Company’s core business on the building of buses at its Newport Coachworks facility in Riverside, California.  The decision will result in, among other things, in the elimination of more than approximately $1,352,178 of Company obligations consisting of approximately $689,481 of trade creditor debt, $622,697 in tax arrears and $40,000 of lease obligations.

The procedures will be conducted under the U.K. Insolvency Act of 1986.  On August 26 and 27, 2014, Lamey’s, an insolvency practitioner firm (“IP Firm”) retained by the Company, caused notices of a creditors committee meeting to be sent to the following subsidiaries of GAC: GoinGreen and Liberty Electric Cars Europe.  The purpose of the meetings will be to conduct a voluntary liquidation of these subsidiaries in accordance with Section 98 of the U.K. Insolvency Act of 1986.  At the meeting, there is expected to be a creditors’ voluntary liquidation (“CVL”) of these companies. Under the procedure, the IP will supervise and conduct a sale or other disposition of the assets of the U.K. subsidiaries and use the proceeds to pay outstanding liabilities of the subsidiaries in a manner to be determined and approved at the creditors’ meeting. As a result, these U.K. subsidiaries will cease all Company affiliated operations and all liabilities of the subsidiary companies to their creditors will be paid or eliminated by operation of U.K. law.

Subject to approval at the creditors committee meeting for each company, former Liberty and Goingreen staff members, led by Clive Southwell, a former director of the U.K. business, have purchased the assets of Goingreen and LEC2 through a company they organized, Clean Transport and Technology Limited (“Clean Technology”), for a purchase price of $9,951 plus tax for LEC2 and $26,538 plus tax for Goingreen. The assets of LEC2 consist primarily of spare parts and batteries, and the assets of Goingreen consist primarily of parts, equipment and used vehicles. The sale proceeds have been paid to the IP and, unless there is an objection to either sale at the respective creditors’ committee meetings when held, the proceeds will be distributed to the creditors of the respective subsidiaries.  The Company has been advised by the IP that the likelihood of an objection is small in as much as the IP for the Company received an independent valuation of the assets of these subsidiaries before accepting the purchase price into escrow.

Mr. Nicholas Hewson, a former director of the Company, made a small investment to assist Clive Southwell and his new team in the acquisition of the assets. Similarly, Ian G. Hobday, a current director of the Company lent Clean Technology a small sum of money to enable the asset purchase to take place.

The IP will send similar notices of creditors meetings to the creditors for LEC2 and Liberty shortly. The delay relates to entering into arrangements for the disposition of lithium batteries owned by one or both companies that comports with U.K. environmental law requirements.  If proper arrangements cannot be made, then the IP will consider alternatives for the dissolution of these two companies that may include compulsory liquidation.

The final outcome will be the cessation of the Company’s U.K. business operations.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17. SUBSEQUENT EVENTS (continued)

On August 21, 2014 the Company’s Board of Directors authorized the filing of a Certificate of Designation with the Nevada Secretary of State in connection with the creation of a class of shares designated by the Board of Directors as the “Series Y Preferred Shares” with the characteristics described below.  The purpose of the Series Y Preferred Shares is to create additional authorized shares of common stock for the Company by permitting the return of issued and outstanding shares of common stock held by Company management and others to the Company’s treasury for cancellation and to be available for original issuance, in return for the issuance of an identical number of restricted Series Y Preferred Shares to each person who participates in the return of shares of common stock.  The Series Y Preferred Shares are being created in order to afford the Company time to amend its articles of incorporation to increase the authorized number of shares of common stock it may issue.  The maximum total number of issued and outstanding shares of common stock that will be subject to this arrangement is 40,000,000 shares. Officers and directors of the Company participating in this exchange are listed below together with the amounts they are returning to the Company for cancellation:

Name of Shareholder	Shares of Common Stock Cancelled	Series Y Preferred Issued

Ian G. Hobday	10,438,823	10,438,823
Peter C. Leeds	3,280,392	3,280,392
Carter Read	21,000,000	21,000,000

The Company filed the Certificate of Designation for the Series Y Preferred Shares with the Nevada Secretary of State on September 2, 2014. The Company has entered into Series Y Preferred Exchange Agreement dated September 2, 2014 with each cooperating holder of outstanding shares of common stock who will participate. Each Series Y Preferred share shall be entitled to one vote and participate together with the holders of shares of common stock on all matters presented to Company stockholders for a vote.  The Series Y Preferred will have the same economic rights as holders of shares of common stock. The Certificate of Designation mandates that the Series Y Preferred will be cancelled and an identical number of new restricted shares of common stock issued to the former holders of Series Y Preferred after the Company has amended its Articles of Incorporation to increase the authorized number of its common shares.

The restricted shares of Series Y Preferred will be issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions by an issuer not involving a public offering.

As a result of our inability to file our Form 10-Q for the period ended June 30, 2014 within the time period required under the Securities Exchange Act of 1934, as amended, we defaulted on certain covenants under various loan documents with some of our lenders. We have informed each of the default and requested a waiver from the default, which was conditionally granted. With this filing, we have cured our outstanding defaults related to this late filing.

ITEM 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Green Automotive Company for the period ended June 30, 2014 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risks described  in this filing, as well as any cautionary language in this quarterly  report and our annual report on Form 10-K provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully obtain financing for product acquisition; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Overview

We are currently involved in the manufacturing and sale of Diesel, Gas and CNG buses at our Newport Coachworks facility in Riverside California, which we expect to be the core focus of our business activities going forward. We have recently introduced electric bus technology with the launch of our 15 to 23 seat E-Patriot model and will follow this with the launch of our E-Atlas model featuring 27 to 33 seats.  The retailing of electric vehicles through our Goingreen facility in London, England is expected to form the basis for a “franchise” type model that can be introduced into other regions and countries potentially with partners. The development of next generation electric vehicle technologies & repair techniques which is currently handled through our Liberty facility in Coventry England, will be moving to Riverside California in order to have the R&D for electric vehicle technology located where we are building our new electric bus models.

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

As an enticement to enter into the Zyote agreement, the Company issued Gao Xiang, a senior member of the Zyote management team, 5,000,000 GAC shares. Since the Zyote agreement was never finalized, we requested the return of these shares from Gao Xiang. Despite the Company’s best efforts to procure the return of the issued share certificate, Goa Xiang has not relinquished the share certificate. To ensure the shares could not be traded, we placed an administrative stop on the certificate.

On September 1, 2011, Green Automotive Company entered into a Stock Purchase Agreement and Escrow Agreement with Mark E. Crone (“Crone”) and Bosch Equities, L.P. (“Bosch”), under which we purchased 100% of the outstanding equity of Matter of Time I Co., a Nevada corporation (“MOT”), and extinguished a repayment obligation of MOT totaling $6,000, all in exchange for $30,000.

On February 10, 2012, we entered into a Merger Agreement and Plan of Reorganization with Matter of Time I Co., a Nevada corporation (“MOT”) (the “MOT Agreement”).  The MOT Agreement provided that, at the closing of the transaction contemplated by the MOT Agreement, MOT would dissolve into and became a part of Green Automotive Company, with Green Automotive Company being the surviving corporation and assuming MOT’s status as a reporting issuer under the Securities Exchange Act of 1934, as amended.  On December 14, 2012 the transactions contemplated by the MOT Agreement closed (the “Closing”).   As a result of the Closing, MOT was merged out of existence and Green Automotive Company became a reporting issuer under the Securities Exchange Act of 1934, as amended.

On June 28, 2012, we entered into a Stock Exchange Agreement (the “Liberty Agreement”) with Liberty Electric Cars Ltd., an England and Wales private company limited (“LEC”), and its wholly-owned subsidiary LEC 2 Limited, an England and Wales private company limited (“LEC2” and together with LEC, the “LEC Entities”), under which our wholly-owned subsidiary, Liberty Automotive Group, Inc. (formerly GAC EV Motors Inc.), a Nevada corporation (“LAG”) agreed to purchase 100% of the issued and outstanding securities of LEC (the “LEC Shares”), that owns 100% of the issued and outstanding securities of LEC2 (the “LEC2 Shares”) (collectively the “LEC Securities”) in exchange for the transfer of Thirty Nine Million Seven Hundred Forty Two Thousand One Hundred Seventy Eight (39,742,178) shares of our common stock held by LAG to the LEC Shareholders.  These shares represent approximately 8.19% of our outstanding voting control.  This transaction closed on July 23, 2012.  As a result of this transaction, through LEC, we design and develop electric vehicle drive solutions for use in LEC’s own converted vehicles and for sale to original equipment manufacturers (OEMs) for incorporation into their production, as well as in the aftermarket maintenance of electric vehicles. Additionally, under the June 28, 2012 Liberty Agreement, the Company is to issue 59,000,000 shares to the former Liberty shareholders for the acquisitions already identified.

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

On January 31, 2013, we signed a binding agreement to buy UK-based electric vehicle distributor GoinGreen Limited (www.goingreen.co.uk). Under the brand name, “GoinGreen”, it has sold over 1400 of the highly successful G-Wiz electric vehicles, making it one of Europe’s largest single retailers of electric vehicles.  GoinGreen Ltd was founded in 2002 and in the early days, set itself the mission to minimize the effects of climate change by encouraging carbon-neutral motoring. The company pioneered electric vehicles in the UK with the G-Wiz, an electric vehicle designed in California and manufactured in India by the Indo-Reva Electric Car Company, making London a centerpiece of the electric vehicle (EV) market. The deal was consummated on April 1, 2013 when 1,562,498 shares of GACR common stock was exchanged for 100% of the issued and outstanding securities of GoinGreen Limited (an England and Wales private limited company).

On or about October 29, 2012, Liberty Electric Cars agreed to acquire a 30% interest in Powabyke EV Limited from Metroelectric PLC (Metroelectric) of Stanstead Abbotts, Hertfordshire, United Kingdom under a Purchase and Management Agreement. The consideration to be paid was 1,050,000 restricted ordinary Green Automotive shares with an estimated value of £300,000 or $480,870. On or about March 22, 2013, we issued the shares to Metroelectric, with a market value of $335,895 on the day of issuance.

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

Subsequent to the closing but prior to the issuance of the Blackhawk Shares to the BMI Entity Shareholders, certain of the BMI Entity Shareholders met with Company management and other representatives and presented information about Blackhawk’s financial condition that was materially different from the financial representations and warranties in the Blackhawk Agreement.  These related to, among other matters, Blackhawk’s operating income for the year ended December 31, 2013, its projections for calendar year 2014, its secured and unsecured debt and trade payables, and other issues concerning its cash flow and ability to operate the ongoing business. As a result of these disclosures, on May 21, 2014 GAC informed Blackhawk that it rescinded the Blackhawk Agreement and all remaining transaction documents, effective immediately, and all such agreements were terminated.  GAC did not issue and shall not issue the 120 million shares of its common stock for the Purchase Price. GAC also has reserved all other rights and remedies it may have in connection with these former transactions.

On or about February 25, 2014, the Company entered into an acquisition and stock exchange agreement to purchase Transhock Distribution Limited and AutoParts Warehouse Limited, incorporated in England and Wales, U.K. for cash and stock, including twenty six million (26,000,000) shares of the Company’s common stock to be issued to Derek Neale and David Peter Davies, each 50% owners of Transhock and AutoParts (the “Closing Shares”). Neale and Davies will each receive three million five hundred thousand (3,500,000) shares upon the two (2) year anniversary, and another three million five hundred thousand (3,500,000) each at three (3) years anniversary of the closing, conditionally, if they are still actively engaged with the business operations of Transhock and Autoparts (the “Earnout Shares”). Additionally, Neale and Davies are to each be issued options to purchase five hundred thousand (500,000) shares of the Company’s shares at an exercise price equal to the market price on the day the transaction is closed (the “Closing Options”). Davies and Neale are to receive a Directors and Spouse Salary and Dividend package of seven thousand one hundred twenty five pounds sterling (£7,125) each to be paid up and until the shares can be freely traded on either NASDAQ or the Dow Jones Indexes whereupon the package will be reviewed in the light of business performance and the number of hours directors want to commit to working in the business going forward. Both Neale and Davies are to have seats on to the Liberty Board. The cash consideration for the transaction is to reduce certain Transhock liabilities in relation to (a) a Government business expansion loan which needs to be paid down in the event of a change of ownership and (b) a lower level of invoice financing available in the event the personal guarantees of the two owners are removed. The total amount of the capital required to meet the liabilities is approximately $750,000 in a mixture of cash and new working capital structures. In the event the acquisition is not closed, Neale and Davies will still receive the Closing Shares. The closing was to take place on April 25, 2014. On or about  June 17, 2014 the Company signed a Deed of Addendum with Neale and Davies to extend the agreement until July 31, 2014.

Subsequently, on or about 3rd July 2014, the Company sought and gained a verbal commitment to delay the acquisition of Transhock, until later in 2014, subject to (a) the completion of the Company’s U.K. re-organization, (b) the determination of the new amount of funding required on closing, the owners having renegotiated their invoice financing terms, and (c) the availability of funds to close the deal.

Overview of Electric Vehicle and Luxury Shuttle Bus Market

The market for electric vehicles is growing rapidly, driven primarily by government incentives and the fuel costs for traditional vehicles.  With most major OEM’s now launching electric vehicles (EV) the general consensus is that EV’s will eventually replace traditional fossil fuel vehicles, the only question is “how quickly”. Industry analysts Frost and Sullivan’s research (2010) indicated that circa 20% of the market for EV’s will be satisfied by new entrants rather than traditional automotive OEM’s.  Indeed, Tesla’s rise to market value ($2.3bn based on the sale of just 1,500 cars worldwide in 2011, and $28bn by the end 2013 based on sales of 22,450 vehicles) shows what new entrants can achieve. Electric cars in all categories are forecasted to reach sales of 3.8m units annually by 2020 (Pike Research 2012), with electric trucks forecasted to reach annual sales of 100,000 units globally (Pike Research 2011) (excluding buses and coaches).  The development of infrastructure for charging EV’s lags the introduction of vehicles, and as such, the main initial market will be for EV’s that regularly drive the same or similar routes (delivery vehicles, school buses, shuttle buses etc.).  These vehicles, which return to base regularly, and can therefore be charged easily, represent the vanguard of EV adoption.  As infrastructure for charging becomes better and more readily available, coupled with a reduction in component costs driven by volume growth and technology development, the adoption of EVs by the public for personal use should increase. The market features two types of products: “ground up” electric vehicles (Renault Zoe, Modec truck, Tesla sports car) and converted product (Smiths Electric Trucks, Azure E Connect).  Converted vehicles are quicker to market and remove the need to design an entire vehicle.  Adoption of EVs in the business-to-business segment is driven by a number of factors: pollution and emission reduction; lower fuel costs; legislation; incentives; health issues; driver satisfaction; noise reduction and total cost of ownership benefits.

The luxury shuttle bus market represents the top 20% of the overall market for shuttle buses. Typical customers include 5 Star hotels and resorts; luxury touring companies; Limo buses and other high end transport providers. The vehicles in this sector range in capacity from 15 through 52 seats, and can be powered by Gas, Diesel, CNG and as a recent development by both electric and hydrogen fuel cells. The trend is towards more environmentally friendly products, which saw the introduction a few years ago of clean diesel engines, then CNG and more recently zero emission solutions. The buses are constructed on a variety of major OEM chassis (including but not limited to Ford, Freightliner, GM, Mercedes, Navistar etc.). Sales opportunities for these bus types exist not only in America, but also in Canada and a number of export markets (South America, Caribbean, Middle East, South Africa etc.). Typically the buses feature a high number of operator specified options and additions, ranging from large screen TV’s to bars, bathrooms and luxury seating. Limo buses, which have begun replacing the more traditional stretched Limo, feature even more extravagant interiors, including disco style music systems, multi bar installations, and bench style seating. Limo buses currently account for 10% of the Luxury shuttle bus segment but this is growing as traditional stretched Limos are replaced.

Results of Operations for the Three Months Ended June 30, 2014 and June 30, 2013

Summary of Results of Operations

	For the three months ended June 30,
	2014	2013
		(Restated)
Revenues	$1,575,599	$429,392
Costs of goods sold	1,452,724	409,165
Gross profit	122,875	20,227

Operating expenses
Depreciation and amortization	45,692	9,206
Loss on disposal of equipment	-	-
Stock based compensation	41,498	-
Stock issued for settlements	-	-
General and administrative	1,121,502	523,551
	1,208,692	532,757

Loss before other expenses	(1,085,817)	(512,530)

Other income (expenses)
Change in fair value of derivative liability	(7,278,229)	(1,114,759)
Stock issued for settlements	-	(1,237,200)
(Loss)/gain on settlement of debt	-	-
Loss on conversion of preferred shares	-	-
Other income/expense	(200,000)	-
Interest expense	(1,137,218)	(137,254)
	(8,615,447)	(2,489,213)

Income/(Loss) before income taxes	(9,701,264)	(3,001,743)

Operating Loss; Net Loss

Our net loss was ($9,701,264) for the three months ended June 30, 2014 compared to ($3,001,743) for the three months ended June 30, 2013 (restated)  These net income figures were largely a result of non-cash income due to a change in the fair value of derivative liabilities primarily related to our convertible preferred stock and outstanding convertible loan notes, and, as a result, our net loss of ($9,701,264) is not indicative of the results of our operations and should not be viewed as an indicator of our future results.

Our management believes our operating loss of $1,085,817 for the three months ended June 30, 2014, compared to our operating loss of $512,530 for the three months ended June 30, 2013, is an accurate indicator of our current results. We continue to see an improvement in Gross Margin as a consequence of production efficiencies and as revenue continues to grow; we expect this trend in our core activity to continue in future quarters.

Revenue

Our revenue from the three months ended June 30, 2014 was $1,575,599 compared to $429,392 for the three months ended June 30, 2013.  Our revenue was derived from the operations of our subsidiaries Newport Coachworks, Inc., Liberty Electric Cars Ltd., Liberty Electric Cars Europe Limited and GoinGreen Limited. The growth in the Company’s revenue was largely due to the sale of buses from our Newport Coachworks facility in California, which grew from $223,514 during the three months ended June 30, 2013 to $1,090,571 for the three months ended June 30, 2014.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2014 were $1,452,724 compared to $409,165 for the three months ended June 30, 2013 (restated).  The cost of goods sold for the three months ended June 30, 2014 was in line with the revenues generated from the operations of our subsidiaries Newport Coachworks, Inc., Liberty Electric Cars Ltd., Liberty Electric Cars Europe Limited and GoinGreen Limited.  The cost of sales content varies substantially depending upon whether it is cost related to a bus being manufactured in-house at Newport Coachworks, which has a high material and labor content, or is grant work completed by Liberty Electric Cars Ltd., which has negligible material and no direct labor costs.

Depreciation and Amortization

Our expenses related to depreciation and amortization were $45,692 for the three months ended June 30, 2014, compared to $9,206 for the three months ended June 30, 2013. The increase was attributable to investment in plant and equipment related to continuing growth in our Newport Coachworks business.

Stock-Based Compensation

Our expenses related to stock-based compensation were $41,498 for the three months ended June 30, 2014, compared to $0 for the three months ended June 30, 2013.

General and Administrative Expenses

General and administrative expenses were $1,121,502 for the three months ended June 30, 2014, compared to $523,551 for the three months ended June 30, 2013, primarily due to the expenses in the Company and each of the Company’s subsidiaries, as well as increased legal expenses for the Company.

Change in Fair Value of Derivative Liability

During the three months ended June 30, 2014, we had a change in fair value of derivative liability of ($7,278,229), compared to ($1,114,759) for the three months ended June 30, 2013, primarily related to the conversion of Series A Preferred Stock to common stock, the issuance of convertible notes and warrants and the declining price of our common stock.

Loss on Settlement of Debt

During the three months ended June 30 2014 and June 30, 2013, we had no settlement of debt.

Interest Expense

During the three months ended June 30, 2014, we had interest expense of $1,121,502 compared to $523,551 for the three months ended June 30, 2013. The main interest expense in 2014 stemmed from interest expenses paid on convertible notes and the amortization and debt discount related to convertible debt issued and converted.

Liquidity and Capital Resources for Three Months Ended June 30, 2014 and 2013

Introduction

During the three months ended June 30, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of June 30, 2014 was $40,810 and our monthly cash flow burn rate is approximately $350,000. As a result, we have significant short term cash needs.  Our method for satisfying these needs has been to increase sales, lower costs where possible, and generate proceeds through the sale of our common stock, the issuance of debt, and the issuance of convertible notes. We currently believe it is unlikely that we will be able to satisfy our cash needs for operational purposes from our revenues by the end of 2014.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2014 compared to December 31, 2013, respectively, are as follows:

	June 30, 2014	December 31, 2013	Change
Cash	$40,810	$61,723	$(20,913)
Total Current Assets	911,014	1,218,463	(307,449)
Total Assets	1,468,129	1,886,868	(418,739)
Total Current Liabilities	17,642,675	75,345,683	(57,703,008)
Total Liabilities	$17,936,032	$75,549,629	$(57,613,597)

Our current liabilities were reduced by $57,703,008 from December 31, 2013 to June 30, 2014 primarily by a $57,915,819 reduction in derivative liabilities.

Cash Requirements

We had cash available as of June 30, 2014 of $40,810 and $61,723 on December 31, 2013.  Based on our revenues, cash on hand and current monthly burn rate, around $350,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, and/or the issuance of debt to fund operations.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from external sources. There is no assurance, however, that we will be successful in these efforts or that these efforts will not be highly dilutive. As of June 30, 2014, we had outstanding cash payments due to our CEO Ian G. Hobday of $211,318 for unpaid and accrued salary and expenses, covering the period from July 1, 2012 through to June 30,  2014, including the conversion of $160,000 of accrued and unpaid salary to stock during the period ending March 31, 2014; to our former CFO Darren West of  $253,500 for unpaid and accrued salary and expenses, covering the period from July 1, 2012 through to April 31, 2014 including a 30-day notice period following his death; to our Global Marketing Director, Petra Beitl of $260,898, for unpaid and accrued salary and expenses, covering the period from July 1, 2012 through to June 30, 2014; to Carter Read, President of our subsidiary Newport Coachworks, of $94,000, for unpaid and accrued salary and expenses, covering the period from November 1, 2012 through to June 30, 2014 and including the conversion of $100,000 of accrued and unpaid salary to stock during the period ending March 31, 2014; to Peter Leeds, a director of the Company of $25,000 for payments made on behalf of the company between June 2013 and June 2014.  The Company is currently negotiating agreements with all of the above named individuals pursuant to which all of the outstanding accrued salaries, expenses and loans listed above will be cancelled by converting them to restricted Series A Preferred Shares of the Company.

Sources and Uses of Cash

Operations

We had net cash (used) by operating activities of ($945,766) for the six months ended June 30, 2014, as compared to ($671,072) for the six months ended June 30, 2013 (restated).  For the period in 2014, the net cash used in operating activities consisted primarily of our net income of $46,730,137, adjusted by the change in fair value of derivative liability of ($56,465,415), share based compensation of $5,717,015 depreciation and amortization of $92,290,  amortization of debt discount of $1,681,307, shares issued as additional interest of $24,038, and changes to operating assets and liabilities, consisting of: other assets of $3,224, prepaid expenses $525,163, accounts payable and accrued expenses of $343,351, value added taxes of ($83,561), lease payable of $2,095, deferred financing costs of ($36,000), accounts receivable of ($48,227), deferred revenue of ($55,428), inventory of $290,078, and changes in other liabilities of  $24,537.

Investments

We had $(17,000) in net cash used in investing activities for the six months ended June 30, 2014.  In the same period in 2013 (restated), we had ($377,236) in net cash used in investing activities, related to purchase of property and equipment of ($17,000), proceeds from disposal of vehicles of $0, and proceeds from disposal of investments of $0.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2014 was $878,519 compared to $946,030 for the six months ended June 30, 2013. For the first six months of 2014, our financing activities consisted of $930,827 in proceeds from notes payable, $10,707 from payments to reduce a line of credit, $68,015 as payments on notes payable and $5,000 as proceeds from the issuance of common stock. For the same period in 2013, our financing activities consisted of $985,838 in proceeds from notes payable and $39,808 from payments to reduce a line of credit.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

As a result of our inability to file our Form 10-Q for the period ended June 30, 2014 within the time period required under the Securities Exchange Act of 1934, as amended, we have defaulted on certain covenants under various loan documents with some of our lenders. We have informed each of the default and requested a waiver from the default, which was conditionally granted. With this filing, we have cured our outstanding defaults related to this late filing

ITEM 4  Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer (one individual), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)  Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of June 30, 2014, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Insufficient corporate governance policies. We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached unaudited financial statements our lack of internal controls could lead to a delay in our reporting obligations.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(c)  Changes in Internal Control over Financial Reporting

On March 29, 2014, Darren West, our then-Chief Financial Officer, passed away.  Mr. West’s passing was a change in our internal control over financial reporting during the period ended March 31, 2014, which may have materially affected our internal control over financial reporting.  In an effort to minimize the impact of Mr. West’s passing and until we hire a permanent Chief Financial Officer we are working with a consultant in order to assist with the preparation of our financial statements.

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

PART II – OTHER INFORMATION

ITEM 1  Legal Proceedings

On February 10, 2014, Mr. Ray Mariorenzi filed a lawsuit against our Company and an additional defendant alleging breach of an oral contract.  The lawsuit is entitled Ray Mariorenzi v. Global Market Advisors, Inc. and Green Automotive Company Corporation, Superior Court of the State of California for the County of Orange, Central Justice Center - Case No. 30-2014-00704187, and in the complaint Mr. Mariorenzi alleges that at  a meeting in March, 2012, he made an oral agreement with an officer and director of Global Market Advisors, Inc. for the purpose of Mr. Mariorenzi performing consulting services to benefit Green Automotive Company and that such services would be provided from March 2012 through end of 2013.  In the Complaint, Mr. Mariorenzi alleges he performed the services but has not been completely compensated for such services and, as a result, claims he is owed $123,500 and 5,750,000 shares of our common stock from the defendants.  We were served on or about February 27, 2014.  We filed an Answer, with a general denial, on April 16, 2014.  The Court set a Case Management Conference for June 10, 2014, and a court date has been set for 2015.  We intend to vigorously defend against the unsubstantiated claims in the Complaint.

Our predecessor, Go Green USA, LLC (“Go Green”) was a party defendant, along with other defendants in a civil action filed in Marshall County, West Virginia by Glen Dale Motor Co. and Tomsic Motor Co, Civil Action No. 11-C-104 H.  The basis for this action was a claim by the plaintiffs that the defendants breached a dealer agreement entered into by and between the plaintiffs and the defendants by accepting a franchise fee and payment for vehicles (totaling approximately $250,000) from the plaintiffs but failing to deliver any of the purchased vehicles to the plaintiffs.  This undefended and previously unknown action resulted in a default judgment and related judgment order in the amount of $3,717,615 with interest accruing at 7% per annum from and after February 13, 2012.  There is no active effort to enforce this action against Go Green and we believe there are numerous defenses to the asserted judgment and any such enforcement effort.  Moreover, the existence of the liability pre-existed our acquisition of Go Green and its existence was not disclosed as a part of the acquisition. Management has not accrued for this event in the financial statements as its not determinable whether we are liable for this case. We expect that if we are properly served and are a proper party to the litigation that the expected loss could be zero to $3,717,615.

In the fall of 2013, by prearrangement, Ironridge Global Partners,IV, Ltd. (“Ironridge”) as plaintiff filed a complaint against Green Automotive Company (“GAC” or the “Company”) as defendant in Superior Court, County of Los Angeles, California (the “Superior Court”) alleging that the Company owed Ironridge $545,049.08 as a result of certain trade debt of GAC that Ironridge arranged to purchase.  On December 2, 2013 GAC and Ironridge entered into a stipulation (the “Stipulation”) for the settlement of Ironridge’s complaint pursuant to which Ironridge would forgive the indebtedness in exchange for which GAC would issue a certain number of shares to Ironridge calculated in accordance with a formula set forth in the Stipulation. On December 4, 2013 counsel for Ironridge and GAC appeared before the Hon. Deirdre Hill, Judge (Judge Hill) in the Superior Court, and the Court approved the Stipulation under procedures authorized in Section 25107 of the California Corporations Code and in accordance with a transaction exemption under Section 3(a)(10) of the Securities Act of 1933 (the “Securities Act”) described immediately below.

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

On April 16, 2014 Ironridge brought an ex parte proceeding before Judge Hill to compel GAC to issue the Additional Shares under the Stipulation. GAC filed its answering papers in opposition to the Ironridge motion, and the Court scheduled a hearing for May 14, 2014.

On May 14, 2014 counsel for the Company and counsel for Ironridge Global Partners IV, Ltd. (“Ironridge”) appeared before the Hon. Deirdre Hill, Judge (“Judge Hill” or the “Court”) for a hearing in connection with Ironridge’s motion for an order of the Court directing the Company to issue 55 million free-trading shares (the “Additional Shares”) of the Company’s common stock pursuant to a stipulation entered into before Judge Hill and approved by the Court on December 4, 2014 (the “Stipulation”). The Company opposed Ironridge’s application and refused to issue the Additional Shares.

At the conclusion of the hearing, the Court denied Ironridge’s request for the issuance of the Additional Shares without prejudice. Since the conclusion of the hearing and the entry of the Court’s order denying Ironridge’s application, Ironridge has not made any further demands on the Company to issue Additional Shares under the Stipulation or otherwise.

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we issued the following unregistered securities:

On or about April 2, 2014 the Company issued 1,200,000 unrestricted shares of its common stock to JMJ Financial in connection with the repayment of convertible debt in the amount of $16,920 issued more than six months prior. These shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving a public offering.

On or about April 2, 2014 the Company issued 4,821,925 unrestricted shares of its common stock to LG Capital in connection with the repayment of convertible debt in the amount of $51,500 issued more than six months prior plus $2,745.67 in accrued interest. These shares were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On or about April 9, 2014 the Company issued 1,631,280 unrestricted shares of its common stock to Auctus Private Equity Fund in connection with the repayment of convertible debt in the amount of $17,750 issued more than six months prior plus $1,645.92 in accrued interest. These shares were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On or about April 9, 2014 the Company issued 1,600,000 unrestricted shares of its common stock to JMJ Financial in connection with the repayment of convertible debt in the amount of $22,560 issued more than six months prior. These shares were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On or about April 11, 2014 a holder of Series A Preferred shares of the Company converted 125,000 Series A Preferred Stock into 66,875,000 restricted shares of the Company’s common stock. The shares issued for the Series A Preferred stock represented 11.05% of the Company’s shares issued and outstanding as of April 11, 2014.

On or about April 14, 2014, the Company issued 212,500 restricted shares of common stock in exchange for a cash investment of $8,500. These shares were exempt from registration under Section 4(a)(2) of the Securities Act  as transactions by an issuer not involving a public offering.

On or about April 22, 2014 the Company issued 1,585,930 unrestricted shares of its common stock to JMJ Financial in connection with the repayment of convertible debt in the amount of $22,742.23 issued more than six months prior. These shares were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On or about May 23, 2014 the Company issued 540,000 unrestricted shares of its common stock to Gel Properties in connection with the repayment of convertible debt in the amount of $4,472 issued more than six months prior. These shares were exempt from registration under Section 4(a)(2) of the Securities Act  as transactions by an issuer not involving a public offering.

On or about May 28, 2014 a holder of Series A Preferred shares of the Company converted 5,000 Series A Preferred Stock into 2,289,220 restricted shares of its common stock. These shares were exempt from registration under Section 4(a)(2) of the Securities Act  as transactions by an issuer not involving a public offering.

On or about May 30, 2014 the Company issued 900,000 unrestricted shares of its common stock to Gel Properties in connection with the repayment of convertible debt in the amount of $7,453 issued more than six months prior. These shares were exempt from registration under Section 4(a)(2) of the Securities Act  as transactions by an issuer not involving a public offering.

On or about June 3, 2014 the Company issued 1,578,767 unrestricted shares of its common stock to Gel Properties in connection with the repayment of convertible debt in the amount of $13,075 issued more than six months prior. These shares were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On or about June 5, 2014 the Company issued 4,262,943 unrestricted shares of its common stock to Redwood Management in connection with the payment of accrued interest in the amount of $29,840.60. These shares were exempt from registration under Section 4(a)(2) of the Securities Act  as transactions by an issuer not involving a public offering.

On or about June 6, 2014 the Company issued 3,474,337 unrestricted shares of its common stock to LG Capital Funding in connection with the repayment of convertible debt in the amount of $26,058 issued more than six months prior plus $1,057.53 in accrued interest. These shares were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On or about June 10, 2014 the Company issued 2,000,000 unrestricted shares of its common stock to Gel Properties in connection with the repayment of convertible debt in the amount of $21,827 issued more than six months prior. These shares were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On or about June 12, 2014 the Company issued 1,700,000 unrestricted shares of its common stock to JMJ Financial in connection with the repayment of convertible debt in the amount of $15,810. These shares were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On or about June 17, 2014 the Company issued 290,753 unrestricted shares of its common stock to Gel Properties in connection with the of repayment convertible debt in the amount of $3,173 issued more than six months prior. These shares were exempt from registration under Section 4(a)(2) of the Securities Act  as transactions by an issuer not involving a public offering.

On or about June 17, 2014 the Company issued 400,000 restricted shares to a creditor of former CFO Darren West. In exchange, the accrued salary due Darren West was reduced $17,000.

On or about June 18, 2014 the Company issued 3,342,831unrestricted shares of its common stock to LG Capital Funding in connection with the repayment of convertible debt in the amount of $25,000 issued more than six months prior plus $71.23 in accrued interest. These shares were exempt from registration under Section 4(a)(2) of the Securities Act  as transactions by an issuer not involving a public offering.

On or about June 18, 2014 the Company issued 2,200,000 unrestricted shares of its common stock to Gel Properties in connection with the repayment of convertible debt in the amount of $19,361 issued more than six months prior. These shares were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On or about June 19, 2014 the Company issued 8,571,428 unrestricted shares of its common stock to Redwood Fund III in connection with the repayment of convertible debt in the amount of $60,000 issued more than six months prior.  These shares were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On or about June 24, 2014 the Company issued 2,000,000 restricted shares of its common stock for advisory services rendered in 2013. These shares were exempt from registration under Section 4(a)(2) of the Securities Act  as transactions by an issuer not involving a public offering.

On or about June 27, 2014 the Company issued 7,462,686 unrestricted shares of its common stock to Redwood Fund III in connection with the repayment of convertible debt in the amount of $50,000 issued more than six months prior plus $10,000 in accrued interest. These shares were exempt from registration under Section 4(a)(2) of the Securities Act  as transactions by an issuer not involving a public offering.

On or about June 27, 2014 the Company issued 640,736 unrestricted shares of its common stock to Gel Properties in connection with the repayment of convertible debt in the amount of $5,639 issued more than six months prior. These shares were exempt from registration under Section 4(a)(2) of the Securities Act  as transactions by an issuer not involving a public offering.

For the three month period June 30, 2014 the Company issued a total of 119,580,336 shares of its common stock, representing 18.6% of the Company’s issued and outstanding shares as of June 30, 2014.

ITEM 3  Defaults Upon Senior Securities

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 4  Mine Safety Disclosures

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 5  Other Information

On March 29, 2014, our Chief Financial Officer and Secretary, Mr. Darren West, passed away.  On March 31, 2014, our Board of Directors appointed Mr. Ian Hobday, our current Chief Executive Officer, to the positions of interim Chief Financial Officer and interim Secretary. We plan to hire a new Chief Financial Officer and Secretary as soon as possible and until then are working with a consultant to provide a full spectrum of financial support services.

ITEM 6  Exhibits

3.1 (1)	Articles of Incorporation of Green Automotive Company, filed June 3, 2011
3.2 (1)	Articles of Merger of Green Automotive Company, filed October 19, 2011
3.3 (1)	Articles of Merger between Green Automotive Company and Matter of Time I Co., filed December 13, 2012
3.4 (1)	Amended and Restated Bylaws of Green Automotive Company
10.1 (1)	Advisory Agreement by and between Green Automotive Company and Global Market Advisors, Inc. dated July 19, 2010
10.2 (1)	Credit Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated January 1, 2012
10.3 (1)	Settlement, General Release and Conversion Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated June 30, 2012
10.4 (1)	Assignment Agreement by an between Green Automotive Company and Investment Finance IFC Ltd. Dated January 27, 2012
10.5 (1)	Merger Agreement and Plan of Reorganization by and between Green Automotive Company and Matter of Time I Co. dated February 10, 2012 and completed December 12, 2012.
10.6 (1)	Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated June 28, 2012
10.7 (1)	Amendment No. 1 to Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated December 4, 2012
10.8 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated June 29, 2012
10.9 (1)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company and Newport Coachworks, Inc. dated October 12, 2012
10.10 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. and Ian Hobday dated December 4, 2012
10.11 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. and Darren West dated December 4, 2012
10.12 (1)	Employment Agreement by and between Newport Coachworks, Inc. and Carter Read dated October 2012
10.13 (1)	Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012
10.14 (1)	Employment Agreement with Mark Aubry dated December 17, 2012
10.15 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated November 20, 2012
10.16 (1)	Stock Purchase Agreement by and between Green Automotive Company and Mark E. Crone and Bosch Equities, LP dated September 1, 2011

10.17 (1)	Exchange Agreement by and between Green Automotive Company and Investment Finance Company IFC Limited dated March 31, 2012
10.18 (2)	Investment Agreement with Kodiak Capital Group, LLC dated March 14, 2013
10.19 (2)	Registration Rights Agreement with Kodiak Capital Group, LLC dated March 14, 2013
10.20 (3)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company, Liberty Electric Cars Ltd. and GoinGreen Limited dated February 28, 2013
10.21 (4)	Securities Purchase Agreement with Auctus Private Equity Fund, LLC, dated August 26, 2013
10.22 (4)	Promissory Note issued to Auctus Private Equity Fund LLC, dated August 26, 2013
10.23 (4)	Securities Purchase Agreement with LG Capital Funding, LLC, dated August 21, 2013
10.24 (4)	Promissory Note issued to LG Capital Funding, LLC, dated August 21, 2013
10.25 (5)	Services Agreement by and between Navistar, Inc. and Liberty Electric Cars Ltd. dated May 3, 2011
10.26 (6)	Summary of Amendment to D Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012
10.27 (7)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company, the BMI Entities and the BMI Entity Shareholders dated February 17, 2014
10.28 (7)	Amendment No. 1 to the Blackhawk Agreement dated February 20, 2014
10.29 (7)	Amendment No. 2 to the Blackhawk Agreement dated March 4, 2014
10.30 (7)	Amendment No. 3 to the Blackhawk Agreement dated March 17, 2014
10.31 (7)	Amendment No. 4 to the Blackhawk Agreement dated April 14, 2014
10.32 (7)	Consulting Agreement with Floyd Sanders dated April 8, 2014
10.33 (7)	Consulting Agreement with Sergio Larios dated April 8, 2014
10.34 (7)	Consulting Agreement with Carlos Larios dated April 8, 2014
10.35 (7)	Consulting Agreement with Lin Austin dated April 8, 2014
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Accounting Officer

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Green Automotive Company a Nevada corporation

Dated: September 4, 2014		/s/ Ian G. Hobday
	By:	Ian G. Hobday
	Its:	Chief Executive Officer

EXHIBIT INDEX

Exhibit No.

Document

31.1

Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2

Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1

Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2

Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.