Form 10-Q/A
period 2014-06-30
Green Automotive Co
filed 2015-12-23
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Amendment No. 1)

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

2

GREEN AUTOMOTIVE COMPANY

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2014 to: (i) correct certain mistakes in the headings to our financial statements and Management’s Discussion and Analysis, and (ii) to include Management’s Discussion and Analysis for the six months ended June 30, 2014, which was inadvertently omitted from our Form 10-Q for the quarterly period ended June 30, 2014, originally filed with the Commission on September 5, 2014. The corrections and inclusions herein do not change the numbers in our financial statements from the original filing. Other than these updates, this amendment does not otherwise change or update the disclosures set forth in our Quarterly Report on Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on Form 10-Q Report.

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

4

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)	(audited)
Current Assets
Cash	$40,810	$61,723
Accounts receivable	106,051	154,278
Inventories	702,390	412,312
Prepaid expenses and deposits	60,340	585,503
Other	1,423	4,647
Total Current Assets	911,014	1,218,463

Non-Current Assets
Property and equipment, net	533,115	608,405
Deferred financing cost	24,000	60,000

Total Assets	$1,468,129	$1,886,868

Current Liabilities
Accounts payable and accrued expenses	$2,060,565	$1,717,214
Deferred revenue	114,823	170,251
Current portion of notes payable	1,031,506	845,396
Credit facility and other advances	56,234	45,527
Derivative liability	13,836,954	71,752,773
Funds received not converted into equity (net of discount)	—	215,000
Sums due to Global Market Advisors	170,889	170,889
Accrued value added taxes	79,039	162,600
Sums due to Global Trade Finance	25,000	25,000
Lease payable	66,292	64,197
Other payables	201,373	176,836
Total Current Liabilities	17,642,675	75,345,683

Long-term Liabilities
Notes payable, net of current maturities	293,357	203,946

Total Liabilities	17,936,032	75,549,629

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock 100,000,000 shares authorized at June 30, 2014 and December 31, 2013, $.001 par value, 782,701 and 924,366 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	783	924
Common stock, 900,000,000 shares authorized, $.001 par value 643,629,558 and 405,043,436 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	643,629	405,043
Additional paid-in capital	47,182,586	37,019,643
Accumulated other comprehensive loss	(135,090)	(198,424)
Accumulated deficit	(64,159,810)	(110,889,947)

Total Stockholder's Deficit	(16,467,903)	(73,662,761)
Total Liabilities and Stockholders' Deficit	$1,468,129	$1,886,868

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Operations

For The Three and Six Months Ended June 30, 2014 and 2013

Unaudited

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenues	$1,575,599	$429,392	$2,823,469	$647,788
Costs of goods sold	1,452,724	409,165	2,459,563	488,012
Gross profit	122,875	20,227	363,906	159,776

Operating expenses
Depreciation and amortization	45,692	9,206	92,290	18,082
Loss on disposal of equipment	—	—	—	12,516
Stock based compensation	41,498	—	5,717,015	214,286
Stock issued for settlements	—	—	—	—
General and administrative	1,121,502	523,551	1,749,945	1,009,699
	1,208,692	532,757	7,559,250	1,254,583

Loss before other expenses	(1,085,817)	(512,530)	(7,195,344)	(1,094,807)

Other income (expenses)
Change in fair value of derivative liability	(7,278,229)	(1,114,759)	56,465,415	37,616,530
Stock issued for settlements	—	(1,237,200)	—	(1,237,200)
(Loss)/gain on settlement of debt	—	—	(484,028)	—
Loss on conversion of preferred shares	—	—	—	(20,375)
Other income/expense	(200,000)	—	(200,000)	—
Interest expense	(1,137,218)	(137,254)	(1,855,906)	(183,174)
	(8,615,447)	(2,489,213)	53,925,481	36,175,781

Income/(Loss) before income taxes	(9,701,264)	(3,001,743)	46,730,137	35,080,974

Provision for income taxes	—	—	—	—

Net income	$(9,701,264)	$(3,001,743)	$46,730,137	$35,080,974

Income (loss) per share (Basic)	$(0.02)	$(0.01)	$0.09	$0.10

Income (loss) per share (Diluted)	$(0.02)	$(0.01)	$0.05	$0.06

Weighted average shares outstanding (Basic)	599,459,864	342,209,651	531,791,726	342,209,651

Weighted average shares outstanding (Diluted)	599,459,864	561,677,952	991,115,183	561,677,952

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Comprehensive Income / (Loss)

For The Three Months and Six Months Ended June 30, 2014 and 2013

Unaudited

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Net income (loss)	$(9,701,264)	$(3,001,743)	$46,730,137	$35,080,974

Other comprehensive loss, net of tax:
Foreign currency translation	78,701	(13,122)	63,334	—

Comprehensive income (loss)	(9,622,563)	(3,014,865)	46,793,471	35,080,974

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2014 and 2013

	June 30,
	2014	2013
		(Restated)
OPERATING ACTIVITIES:
Net income	$46,730,137	$35,080,974
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,290	18,082
Non cash - interest expense	—
Amortization of debt discounts	1,681,307	46,183
Loss on disposal of assets	200,000	12,516
Shares issued for settlement of agreement		1,237,200
Shares issued as additional interest	24,038
Loss on conversion of preferred shares		20,375
(Gain)/loss on settlement of debt	484,028
Shares issued for services	100,500	—
Change in fair value of derivative liability	(56,465,415)	(37,616,530)
Share based compensation	5,717,015	214,286
Changes in operating assets and liabilities:		—
Accounts receivable	48,227	36,475
Inventories	(290,078)	(281,486)
Other assets	3,224	(2,212)
Prepaid expenses	525,163	(989)
Accounts payable and accrued expenses	343,351	334,198
Deferred revenue	(55,428)	43,499
Other liabilities	(84,125)	186,357
Net cash used in operating activities	(945,766)	(671,072)

INVESTING ACTIVITIES:
Proceeds from disposal of vehicles	—	28,092
Proceeds from disposal of investments	—	14,896
Purchase of property and equipment	(17,000)	(420,224)
Net cash used in investing activities	(17,000)	(377,236)

FINANCING ACTIVITIES:
Increase in advances payable	—
Advances from related party	—
Proceeds from issuance of common stock	5,000	—
Borrowings (payments) from line of credit	10,707	(39,808)
Proceeds from notes payable	930,827	985,838
Payments to notes payable	(68,015)
Net cash provided by financing activities	878,519	946,030

Effect of change in exchange rate on cash	63,334	94,371

Net (decrease) / increase in cash	(20,913)	(7,907)

CASH AT BEGINNING PERIOD	61,723	87,325
CASH AT END OF PERIOD	$40,810	$79,419

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

(Formerly Green Automotive Company Corporation)

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2014 and 2013

(continued)

	June 30,
	2014	2013
		(Restated)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Share based compensation	$—	$214,286
Shares issued to settle an agreement	$—	$1,237,200
Common shares issued in exchange for preferred shares	$388,151	$7,883,692
Common shares issued in relation to investment in a JV	$—	$335,895
Common shares issued in relation to acquisition	$—	$565,290
Common shares issued for debt conversion	$2,656,119	$—
Preferred shares issued to converted funds owed by FMS	$—	$180,188
Preferred shares converted to ordinary	$—	$(63)
Preferred shares issued to settle debt	$210,000

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

The following table sets forth the balance of the Company’s goodwill as of December 31, 2013:

	December 31, 2012	Additions	Impairments	December 31, 2013
Goodwill, gross	$—	$769,890	$(769,890)	$—
Accumulated impairment losses	—	—	—	—
Total goodwill, net	$—	$769,890	$(769,890)	$—

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACQUISITIONS (continued)

The following are unaudited pro-forma results of operations as if the acquisition has occurred at the beginning of the period for the three and six months ended June 30, 2014 and 2013:

Pro-forma (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenues	$1,575,599	$429,392	$2,823,469	$831,311

Costs of goods sold	1,452,724	409,165	2,459,563	595,645

Gross profit	122,875	20,227	363,906	235,666

Operating expenses
Depreciation and amortization	45,692	9,206	92,290	19,066
Loss on disposal of equipment	—	—	—	12,516
Impairment of assets	—	—	—	—
Stock Based Compensation	41,498	—	5,717,015	—
Stock issued for settlement of agreements	—	—	—
General and administrative	1,121,502	523,551	1,749,945	1,126,545
	1,208,692	532,757	7,559,250	1,158,127

Loss before other expenses	(1,085,817)	(512,530)	(7,195,344)	(922,461)

Other income (expenses)

Stock issued in settlement of an agreement	—	(1,237,200)	—	(1,451,486)
Change in fair value of derivative liability	(7,278,229)	(1,114,759)	56,465,415	37,616,530
(Loss) or gain on settlement of debt	—	—	(484,028)
Loss on conversion of preferred shares	—	—	—	(20,375)
Other income/(expense)	(200,000)	—	(200,000)	—
Interest expense	(1,137,218)	(137,254)	(1,855,906)	(183,174)
	(8,615,447)	(2,489,213)	53,925,481	35,961,495

(Loss) income before income taxes	(9,701,264)	(3,001,743)	46,730,137	35,039,034

Income taxes	—	—	—	—

Net (loss) income	$(9,701,264)	$(3,001,743)	$46,730,137	$35,039,034

(Loss) income per share (Basic)	$(0.02)	$(0.01)	$0.09	$0.10

(Loss) income per share (Diluted)	$(0.02)	$(0.01)	$0.05	$0.05

Weighted average shares outstanding (Basic)	599,459,864	342,209,651	531,791,726	342,209,651

Weighted average shares outstanding (Diluted)	599,459,864	342,209,651	991,115,183	668,564,206
22

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following: as of June 30, 2014 and December 31, 2013:

Accounts Receivables	June 30, 2014	December 31. 2013
Trade receivables	$106,051	$123,254
Grant monies receivable	—	31,024
	$106,051	$154,278

6. INVENTORIES

Inventories consist of raw materials and work In progress. These pertain to the Bus production in the NCWI facility. The Company’s inventories are valued at cost, as determined by the first-in, first out (FIFO) method; in aggregate such valuations are not in excess of market and consisted of the following  as of June 30, 2014 and

	June 30, 2014	December 31. 2013
Raw materials	$6,995	$106,852
Goods in transit	—	12,956
Work in progress	445,613	178,596
Finished Goods	249.782	113,908
	$702,390	$412,312

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following: as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Leasehold improvements	$15,196	$14,828
Furniture and fixtures	8,162	8,138
Equipment	627,638	608,598
Computer hardware and software	117,991	117,028
Vehicles	23,189	29,189
	792,176	777,781
Less accumulated depreciation	(259,061)	(169,376)

	$533,115	$608,405

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

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. GOODWILL & INTANGIBLE ASSETS

Intangible assets consist of the following and were mainly related to the LEC and GoinGreen acquisitions:

	June 30, 2014	December 31, 2013
Goodwill on purchase of GoinGreen	$789,890	$769,890
Go License	500,000	500,000
Crash test homologation costs	228,912	228,912
Liberty acquired technology	619,462	619,462
Assembled workforce	689,000	689,000
Trade name and website	45,000	45,000
Non-compete agreement	1,500,000	1,500,000
	4,352,264	4,352,264
Less amortization and impairment	(4,352,264)	(4,352,264)

	$—	$—

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

Notes Payable	June 30, 2014	December 31, 2013

Blue Citi - Convertible Note Payable, 0% interest, convertible at 40% discount to market price, unsecured	$278,500	$—
R Knight £38,500 Note Payable, Nil Interest, when funds permit, unsecured	—	63,487
P Beitl £109,576 Note Payable, Nil Interest, when funds permit, unsecured	186,586	180,691
David Voss Note Payable, 15% Interest, unsecured, convertible at fixed 00.5 cents per share	15,000	—
Black Mountain - Convertible Note Payable, 10% interest, convertible at 35% discount to market price, unsecured	110,000	—
Union Capital Note Payable, 8% Interest, unsecured, convertible at 42% discount to market price after 180 days	50,000	—
N Jones £10,053 Note Payable, Nil Interest, unsecured	17,118	16,577
I Hobday – Note payable, Nil interest, unsecured	24,419	5,813
P Lilley £700 Note Payable, Nil Interest, unsecured	1,191	1,154
L G Capital Note payable, 8% Interest, unsecured, convertible at 50% discount to market price after 180 days	27,000	76,500
Auctus Note Payable, 8% Interest, unsecured, convertible at 42% discount to market price after 180 days	—	37,750
JMJ Financial Note Payable, interest 12% after 90 days, unsecured, convertible at 40% discount to market price	166,668	82,000
Louis Klein Note Payable, 15% Interest, unsecured, convertible at fixed 10.5 cents per share	50,000	50,000
Linda Singer Note Payable, 15% Interest, unsecured, convertible at fixed 10.5 cents per share	100,000	100,000
David Hopkins Note Payable, 15% Interest, unsecured , a conversion price of 50% of close price on date of notification	20,000	20,000
Gel Properties Note Payable, 6% Interest, unsecured, convertible at 40% discount to market price	25,000	25,000
Redwood Fund II Note Payable ,10% Interest, unsecured, convertible at 50% discount to market price	100,000	100,000
Redwood Management LLC Note Payable, Nil Interest, unsecured, convertible at 50% discount to market price	—	336,376
Bizloan Note payable, 36% Interest, secured	83,647	219,691
Typenex Note Payable, 8% Interest, unsecured, convertible at 60% discount to market price after 180 days	142,500	—
WEAM/WFC	200,000	—
Accrued interest	—	8,080
	1,597,629	1,323,119
Debt Discount	(272,766)	(273,777)
	$1,324,863	$1,049,342

Current Portion	$1,031,506	$845,396
Long Term	293,357	203,946
	$1,324,863	$1,049,342

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

	June 30, 2014	March 31, 2014
Expected Volatility	176%	192%
Expected dividends	—%	—%
Expected terms (in years)	1	1
Risk-free rate	0.11%	0.13%
Forfeiture rate	—%	—%

A summary of option activity as of June 30, 2014 and December 31, 2013, and changes during the periods then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2013	22,000,000	$0.34	2.44	$191,500
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2013	22,000,000	$0.34	1.44	$191,500
Exercisable at December 31, 2013	18,000,000	$0.42	2.00	$—

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2014	22,000,000	$0.34	2.44	$112,000
Granted	10,100,000	0.06	9.8	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2014	32,100,000	$0.30	8.70	$112,000
Exercisable at June 30, 2014	29,700,000	$0.24	8.73	$112,000

15. STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock (“CPS”) and Derivative Liability

On July 23, 2012 and in relation with the LEC Acquisition (Note 4), the Company issued 300,000 shares of restricted preferred stock to two LEC Directors as a covenant not to compete. The preferred shares are fully forfeitable in the event the Directors terminated their employment or violated the non-compete provision before the third year anniversary. Additionally, these preferred shares were valued at $5.00 per share and were recorded as part of the purchase price

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. STOCKHOLDERS’ DEFICIT (continued)

On or about September 29, 2012, the Company issued an additional 30,000 CPS to FMS to settle $150,000 of advances owed to FMS (see Note 4) at a conversion rate of $5.00 per CPS.

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

	Level 1	Level 2	Level 3	Total
Assets
None	$—	$—	$—	$—
Liabilities
Derivative Financial instruments	$—	$—	$13,836,954	$13,836,954

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at June 30, 2014:

Balance at January 1, 2014	$71,752,773
Derivative liability related to new issuance and conversion, net	(1,450,404)
Change in Value of Historic Derivatives	(56,465,415)
Balance at June 30, 2014 (unaudited)	$13,836,954

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

On or about April 2, 2014 the Company issued 4,821,925 shares of its common stock to LG Capital in connection with the repayment of convertible debt in the amount of $51,500 plus $2,746 in accrued interest.

On or about April 9, 2014 the Company issued 1,631,280 shares of its common stock to Auctus Private Equity Fund in connection with the repayment of convertible debt in the amount of $17,750 plus $1,646 in accrued interest.

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

On or about June 18, 2014 the Company issued 3,342,831 shares of its common stock to LG Capital Funding in connection with the repayment of convertible debt in the amount of $25,000 plus $71 in accrued interest.

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

Results of Operations for the Three Months Ended June 30, 2014 and June 30, 2013

Summary of Results of Operations

	For the three months ended June 30,
	2014	2013
		(Restated)
Revenues	$1,575,599	$429,392
Costs of goods sold	1,452,724	409,165
Gross profit	122,875	20,227

Operating expenses
Depreciation and amortization	45,692	9,206
Loss on disposal of equipment	—	—
Stock based compensation	41,498	—
Stock issued for settlements	—	—
General and administrative	1,121,502	523,551
	1,208,692	532,757

Loss before other expenses	(1,085,817)	(512,530)

Other income (expenses)
Change in fair value of derivative liability	(7,278,229)	(1,114,759)
Stock issued for settlements	—	(1,237,200)
(Loss)/gain on settlement of debt	—	—
Loss on conversion of preferred shares	—	—
Other income/expense	(200,000)	—
Interest expense	(1,137,218)	(137,254)
	(8,615,447)	(2,489,213)

Income/(Loss) before income taxes	(9,701,264)	(3,001,743)

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

Results of Operations for the Six Months Ended June 30, 2014 and June 30, 2013

Summary of Results of Operations

	For the six months ended June 30,
	2014	2013
		(Restated)
Revenues	$2,823,469	$647,788
Costs of goods sold	2,459,563	488,012
Gross profit	363,906	159,776

Operating expenses
Depreciation and amortization	92,290	18,082
Loss on disposal of equipment	—	12,516
Stock based compensation	5,717,015	214,286
Stock issued for settlements	—	—
General and administrative	1,749,945	1,009,699
	7,559,250	1,254,583

Loss before other income (expenses)	(7,195,344)	(1,094,807)

Other income (expenses)
Change in fair value of derivative liability	56,465,415	37,616,530
Stock issued for settlements	—	(1,237,200)
(Loss)/gain on settlement of debt	(484,028)	—
Loss on conversion of preferred shares	—	(20,375)
Other income/expense	(200,000)	—
Interest expense	(1,855,906)	(183,174)
	53,925,481	36,175,781

Income/(Loss) before income taxes	46,730,137	35,080,974

Operating Income; Net Income

Our net income was $46,730,137 for the six months ended June 30, 2014 compared to net income of $35,080,974 for the six months ended June 30, 2013 (restated)  These net income figures were largely a result of non-cash income due to a significantly favorable change in the fair value of derivative liabilities primarily related to our convertible preferred stock and outstanding convertible loan notes of $56,465,415 and $ 37,616,530 for the six months ended June 30, 2014 and June 30,2013 (restated) respectively, and, as a result, our net income for these periods is not indicative of the results of our operations and should not be viewed as an indicator of our future results.

Our management believes our operating loss before other income (expenses) of ($7,195,344) for the six months ended June 30, 2014, compared to our operating loss before income (expenses) of ($1,094,807) for the six months ended June 30, 2013(restated), is a better indicator of our current results, although a non-cash expense of $5,717,015 was recorded in the six months ended June 30, 2014 for stock based compensation , compared with stock based compensation of $214,286 for the six months ended June 30, 2013 (restated) which largely resulted in the higher operating loss for the six months ended June 30, 2014 . We continue to see an improvement in Gross Margin (the Gross Margin was $363,906 for the six months ended June 30, 2014 compared to $159,776 for the six months ended June 30, 2013, restated ) as a consequence of production efficiencies and higher revenues.

Revenue

Our revenue from the six months ended June 30, 2014 was $2,823,469 compared to $647,788 for the six months ended June 30, 2013 (restated).  Our revenue was derived from the operations of our subsidiaries Newport Coachworks, Inc., Liberty Electric Cars Ltd., Liberty Electric Cars Europe Limited and GoinGreen Limited. The growth in the Company’s revenue in the six months ended June 30, 2014 was largely due to the increased sales of buses from our Newport Coachworks facility in California,

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2014 were $2,459,563 compared to $488,012 for the six months ended June 30, 2013 (restated).  The cost of goods sold for the six months ended June 30, 2014 was in line with the revenues generated from the operations of our subsidiaries Newport Coachworks, Inc., Liberty Electric Cars Ltd., Liberty Electric Cars Europe Limited and GoinGreen Limited.  The cost of sales content varies substantially depending upon whether it is cost related to a bus being manufactured in-house at Newport Coachworks, which has a high material and labor content, or is grant work completed by Liberty Electric Cars Ltd., which has negligible material and no direct labor costs.

Depreciation and Amortization

Our expenses related to depreciation and amortization were $92,290 for the six months ended June 30, 2014, compared to $18,082 for the six months ended June 30, 2013 (restated) . The increase was attributable to investment in plant and equipment related to continuing growth in our Newport Coachworks business.

Stock-Based Compensation

Our expenses related to stock-based compensation were $5,717,015 for the six months ended June 30, 2014, compared to $214,286 for the six months ended June 30, 2013( restated).

General and Administrative Expenses

General and administrative expenses were $1,749,945 for the six months ended June 30, 2014, compared to $1,009,699 for the six months ended June 30, 2013 (restated) related to our general operating expenses and each of our subsidiaries, as well as increased legal expenses for us.

Change in Fair Value of Derivative Liability

During the six months ended June 30, 2014, we had a favorable change in fair value of derivative liability of $56,465,415 compared to a favorable change of $37,616,530 for the six months ended June 30, 2013 (restated), primarily related to the conversion of Series A Preferred Stock to common stock, the issuance of new convertible notes and warrants and the change in the trading price of our common stock.

Loss on Settlement of Debt

During the six months ended June 30 2014 we had a loss on settlement of debt of $484,028 compared to no loss on settlement of debt during the six months ended June 30, 2013 (restated).

Interest Expense

During the six months ended June 30, 2014, we had interest expense of $1,855,906 compared to $183,174 for the six months ended June 30, 2013 (restated). The increase in interest expense in 2014 stemmed from interest expenses paid on convertible notes and the amortization and debt discount related to new convertible debt issued and converted.

Liquidity and Capital Resources for Six Months Ended June 30, 2014 and 2013

Introduction

During the six months ended June 30, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of June 30, 2014 was $40,810 and our monthly cash flow burn rate is approximately $350,000. As a result, we have significant short term cash needs.  Our method for satisfying these needs has been to increase sales, lower costs where possible, and generate proceeds through the sale of our common stock, the issuance of debt, and the issuance of convertible notes. We currently believe it is unlikely that we will be able to satisfy our cash needs for operational purposes from our revenues by the end of 2014.

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

On or about June 18, 2014 the Company issued 3,342,831 unrestricted shares of its common stock to LG Capital Funding in connection with the repayment of convertible debt in the amount of $25,000 issued more than six months prior plus $71.23 in accrued interest. These shares were exempt from registration under Section 4(a)(2) of the Securities Act  as transactions by an issuer not involving a public offering.

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

ITEM 6  Exhibits

3.1 (1)	Articles of Incorporation of Green Automotive Company, filed June 3, 2011
3.2 (1)	Articles of Merger of Green Automotive Company, filed October 19, 2011
3.3 (1)	Articles of Merger between Green Automotive Company and Matter of Time I Co., filed December 13, 2012
3.4 (1)	Amended and Restated Bylaws of Green Automotive Company
10.1 (1)	Advisory Agreement by and between Green Automotive Company and Global Market Advisors, Inc. dated July 19, 2010
10.2 (1)	Credit Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated January 1, 2012
10.3 (1)	Settlement, General Release and Conversion Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated June 30, 2012
10.4 (1)	Assignment Agreement by an between Green Automotive Company and Investment Finance IFC Ltd. Dated January 27, 2012
10.5 (1)	Merger Agreement and Plan of Reorganization by and between Green Automotive Company and Matter of Time I Co. dated February 10, 2012 and completed December 12, 2012.
10.6 (1)	Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated June 28, 2012
10.7 (1)	Amendment No. 1 to Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated December 4, 2012
10.8 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated June 29, 2012
10.9 (1)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company and Newport Coachworks, Inc. dated October 12, 2012
10.10 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. and Ian Hobday dated December 4, 2012
10.11 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. and Darren West dated December 4, 2012
10.12 (1)	Employment Agreement by and between Newport Coachworks, Inc. and Carter Read dated October 2012
10.13 (1)	Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012
10.14 (1)	Employment Agreement with Mark Aubry dated December 17, 2012
10.15 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated November 20, 2012
10.16 (1)	Stock Purchase Agreement by and between Green Automotive Company and Mark E. Crone and Bosch Equities, LP dated September 1, 2011

10.17 (1)	Exchange Agreement by and between Green Automotive Company and Investment Finance Company IFC Limited dated March 31, 2012
10.18 (2)	Investment Agreement with Kodiak Capital Group, LLC dated March 14, 2013
10.19 (2)	Registration Rights Agreement with Kodiak Capital Group, LLC dated March 14, 2013
10.20 (3)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company, Liberty Electric Cars Ltd. and GoinGreen Limited dated February 28, 2013
10.21 (4)	Securities Purchase Agreement with Auctus Private Equity Fund, LLC, dated August 26, 2013
10.22 (4)	Promissory Note issued to Auctus Private Equity Fund LLC, dated August 26, 2013
10.23 (4)	Securities Purchase Agreement with LG Capital Funding, LLC, dated August 21, 2013
10.24 (4)	Promissory Note issued to LG Capital Funding, LLC, dated August 21, 2013
10.25 (5)	Services Agreement by and between Navistar, Inc. and Liberty Electric Cars Ltd. dated May 3, 2011
10.26 (6)	Summary of Amendment to D Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012
10.27 (7)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company, the BMI Entities and the BMI Entity Shareholders dated February 17, 2014
10.28 (7)	Amendment No. 1 to the Blackhawk Agreement dated February 20, 2014
10.29 (7)	Amendment No. 2 to the Blackhawk Agreement dated March 4, 2014
10.30 (7)	Amendment No. 3 to the Blackhawk Agreement dated March 17, 2014
10.31 (7)	Amendment No. 4 to the Blackhawk Agreement dated April 14, 2014
10.32 (7)	Consulting Agreement with Floyd Sanders dated April 8, 2014
10.33 (7)	Consulting Agreement with Sergio Larios dated April 8, 2014
10.34 (7)	Consulting Agreement with Carlos Larios dated April 8, 2014
10.35 (7)	Consulting Agreement with Lin Austin dated April 8, 2014
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
32.1*	Section 1350 Certification of Chief Executive Officer

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Green Automotive Company a Nevada corporation

Dated: December 23, 2015		/s/ Ben Rainwater
	By:	Ben Rainwater
	Its:	Chief Executive Officer

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

