Form 10-Q
period 2014-09-30
Green Automotive Co
filed 2016-02-16
CIK 1497632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-54049

Green Automotive Company

(Exact name of registrant as specified in its charter)

Nevada	22-3680581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2618 San Miguel, Suite 203 Newport Beach, California 92660
(Address of principal executive offices) (Zip Code)

(310) 884 - 3332

Registrant’s telephone number, including area code

5495 Wilson Street

Riverside, California 92509

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 15, 2016, there were 747,837,198 shares of common stock, $0.001 par value, issued and outstanding.

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

4

ITEM 1. Financial Statements

The unaudited condensed consolidated financial statements of registrant for the three and nine months ended September 30, 2014 and 2013 are below. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013

Current Assets
Cash	$44,135	$2,902
Accounts receivable	800	—
Inventories	599,657	177,346
Prepaid expenses and deposits	—	545,409
Other	5,138	—
Current assets from non-continuing operations	—	492,806
Total Current Assets	649,730	1,218,463

Non-Current Assets
Property and equipment, net	372,219	455,287
Non-current assets from non-continuing operations	—	153,118
Total Non-Current Assets	372,219	608,405

Other Assets
Deferred financing cost	—	60,000
Total Other Assets	—	60,000

Total Assets	$1,021,949	$1,886,868

Current Liabilities
Accounts payable and accrued expenses	$554,127	$197,179
Current portion of notes payable	1,067,426	845,396
Credit facility and other advances	14,134	—
Derivative liability	12,814,383	71,752,773
Funds received not converted into equity (net of discount)	—	215,000
Sums due to Global Trade Finance	25,000	25,000
Sums due to Global Market Advisors	170,889	170,889
Other payables	—	176,836
Current liabilities from discontinued operations	2,954,051	1,962,611
Total Current Liabilities	17,600,010	75,345,683

Long-term Liabilities
Loans payable, net of current maturities	22,500	203,946
Total Long-term Liabilities	22,500	203,946

Total Liabilities	17,622,510	75,549,629

Contingencies	—	—

Stockholder's Deficit
Preferred stock, Class A Convertible Preferred Stock
100,000,000 shares authorized at September 30, 2014
and December 31, 2013, $.001 par value, 782,701 and 924,366 shares
issued and outstanding at September 30, 2014 and December 31, 2013, respectively	783	924
Preferred stock, Class Y Convertible Preferred Stock
40,000,000 shares authorized at September 30, 2014
$.001 par value, 35,561,651 shares issued and outstanding
at September 30, 2014 and 0 at December 31, 2013, respectively	35,563
Common stock, 900,000,000 shares authorized,
$.001 par value 639,988,456 and 405,043,436 shares issued
and outstanding at September 30, 2014 and December 31, 2013, respectively	639,988	405,043
Additional paid-in capital	47,312,340	37,019,643
Accumulated other comprehensive loss	(186,617)	(198,424)
Accumulated deficit	(64,402,618)	(110,889,947)

Total Stockholder's Deficit	(16,600,562)	(73,662,761)

Total Liabilities and Stockholders' Deficit	$1,021,949	$1,886,868

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For The Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
		(restated)		(restated)

Revenues	$1,662,918	$644,624	$3,459,607	$828,888
Costs of goods sold	1,281,116	483,938	3,281,507	630,462
Gross profit	381,802	160,686	178,099	198,426

Operating expenses
Depreciation and amortization	38,697	18,384	87,069	19,705
Loss on disposal of assets	—	12,516	—	—
Impairment of assets	373,060	—	373,060	—
General and administrative	341,361	5,166,470	6,815,927	6,927,683
	753,118	5,197,370	7,276,056	6,947,388

Operational income/ (loss)	(371,316)	(5,036,684)	(7,097,957)	(6,748,962)

Other income/(expenses)
Change in fair value of derivative liability	(361,135)	(18,766,197)	57,095,577	18,850,333
Stock issued for settlements	—	(1,237,200)	—	(1,237,200)
Gain (loss) on settlement of debt	—	—	(484,028)	—
Loss on conversion of preferred shares	—	(16,116)	—	(36,490)
Other income/(expense)	660,296	—	460,296	—
Interest income/(expense)	194,581	(28,929)	(1,642,960)	(194,673)
	493,742	(20,048,442)	55,428,885	17,381,970

Income/(Loss) from continuing operations	122,427	(25,085,126)	48,330,929	10,633,008

Income/(Loss) from discontinued operations	(4,347,499)	(325,262)	(1,843,600)	(962,421)

Earnings before income tax	(4,225,072)	(25,410,387)	46,487,329	9,670,587

Income taxes	—	—	—	—

Net income	$(4,225,072)	$(25,410,387)	$46,487,329	$9,670,587

Income (loss) per share (Basic)	$(0.01)	$(0.07)	$0.08	$0.03

Income (loss) per share (Diluted)	$(0.01)	$(0.07)	$0.04	$0.01

Weighted average shares outstanding (Basic)	659,999,514	384,197,678	573,312,300	356,544,473

Weighted average shares outstanding (Diluted)	659,999,514	384,197,678	1,245,719,364	735,405,168

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income / (Loss)

For The Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
		(restated)		(restated)
Net income (loss)	$(4,225,072)	$(25,410,387)	$46,487,329	$9,670,587

Other comprehensive loss, net of tax:
Foreign currency translation	(51,526)	(137,095)	11,808	(52,289)

Comprehensive income (loss)	(4,276,598)	(25,547,482)	46,499,137	9,618,298

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	September 30,
	2014	2013
		(restated)
OPERATING ACTIVITIES:
Net income	$46,487,329	$9,670,588
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,069	45,494
Debt discount
Amortization of debt discounts	1,671,252	14,119
Loss on disposal of assets	200,000	25,876
Shares issued for settlement of agreement	226,797	1,237,200
Loss on conversion of preferred shares		36,490
(Gain)/loss on settlement of debt	484,028
Shares issued for services	92,000
Change in fair value of derivative liability	(57,095,577)	(18,850,333)
Share based compensation	5,717,015	6,191,202
Stock Options	523,905
Changes in operating assets and liabilities:
Accounts receivable	(800)	143,975
Inventories	(422,311)	(215,942)
Other assets	(5,138)	(3,703)
Assets in discontinuing operations	658,923
Liabilities in discontinuing operations	(1,962,611)
Prepaid expenses	545,409	(17,331)
Accounts payable and accrued expenses	1,775,678	661,155
Deferred revenue	—	207,846
Other liabilities		115,412
Net cash used in operating activities	(957,033)	(737,952)

INVESTING ACTIVITIES:
Proceeds from disposal of vehicles		28,126
Cash received from acquisition		14,896
Purchase of property and equipment	(17,000)	(587,411)
Net cash used in investing activities	(17,000)	(544,389)

FINANCING ACTIVITIES:
Proceeds from funds received from FMS		907,839
Proceeds from issuance of common stock	13,500
Borrowings on line of credit, net	14,134
Payments to reduce line of credit		(69,628)
Proceeds from notes payable	1,085,682	467,406
Payments to notes payable	(109,860)
Net cash provided by financing activities	1,003,456	1,305,617

Effect of change in exchange rate on cash	11,808	(48,418)

Net (decrease) / increase in cash	41,231	(25,142)

CASH AT BEGINNING PERIOD	2,902	87,325
CASH AT END OF PERIOD	$44,133	$62,183

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest
Cash paid for income taxes

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Share based compensation		$214,286
Common shares issued in exchange for preferred shares	$2,468,841	$11,278,686
Common shares issued to settle liabilities	$5,010,110	$268,142
Common shares issued in relation to investment in a JV	$378,792	$335,895
Common shares issued in relation to acquisition		$6,755,290
Common shares issued for debt conversion	$2,244,708
Preferred shares converted to ordinary		$(105)
Preferred shares issued to settle debt	$210,000	$800,932

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS

We are involved in the development, manufacturing and sale of diesel, gas, CNG and electric buses. We plan to move forward with the production of all-electric buses, as well as begin converting other mass transit vehicles into electric powered vehicles. We expect this to be the core focus of our business activities going forward. We recently introduced a prototype electric bus, which we named the E-Patriot line. The E-Patriot seats 15-23 passengers, depending on configuration and is expected to have a hundred mile range in-between charges when it is ready for market.

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

Liberty Transaction

On June 28, 2012, we entered into a Stock Exchange Agreement (the “Liberty Agreement”) with Liberty Electric Cars Limited., an England and Wales private company limited (“LEC”), and its wholly-owned subsidiary LEC 2 Limited, an England and Wales private company limited (“LEC2” and together with LEC, the “LEC Entities”), under which our wholly-owned subsidiary, Liberty Automotive Group, Inc. (formerly GAC EV Motors Inc.), a Nevada corporation (“LAG”) agreed to purchase 100% of the issued and outstanding securities of LEC (the “LEC Shares”), that owns 100% of the issued and outstanding securities of LEC2 (the “LEC2 Shares”) (collectively the “LEC Securities”) in exchange for the transfer of Thirty Nine Million Seven Hundred Forty Two Thousand One Hundred Seventy Eight (39,742,178) shares of our common stock held by LAG to the LEC Shareholders. The value of these shares at the close of trading on the day of issuance was $17,486,558. These shares represented approximately 8.19% of our outstanding voting control at the time. We also issued to Mr. West and Mr. Hobday, the executives of LEC, a total of 300,000 shares of our Series A Preferred Stock (subject to forfeiture on a pro rata basis over a three year period) in exchange for the non-competition provisions in their independent contractor agreements. This transaction closed on July 23, 2012. Subsequently, on or about August 15, 2014, LEC, along with each of LEC’s wholly owned subsidiaries, ceased business operations.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As a result of the Liberty Transaction, we acquired Liberty Electric Company (LEC), a company that designed and developed electric vehicle drive solutions for use in its own converted vehicles and for sale to original equipment manufacturers (OEMs) for incorporation into their production. LEC’s engineers contributed to the invention of innovative EV drive train technologies that was believed to be employable in a wide variety of vehicle platforms. LEC was also a contributing member of a number of advanced research programs for developing next generation electric vehicle (“EV”) solutions. These programs included the “Deliver” project where LEC collaborated with “tier one” automotive companies to develop a pure electric commercial vehicle, and the “Motore” project in which LEC collaborated with “tier one” automotive companies and universities to develop a “rare earth” free electric motor technology. Additionally, LEC created after sales support for EVs including the Modec truck and the G-Wiz car, by developing a comprehensive aftermarket maintenance program throughout Europe for its customers’ electric trucks and cars.

Due to its experience in EV technologies and in servicing EVs, LEC had an agreement with a large U.S. truck manufacturer for the on-going support of electric vehicles run by its key clients in Europe. LEC continued to take care of all warranty support when required by these customers, all of whom run fleets of electric commercial vehicles across Europe. This truck manufacturer’s customers include major companies such as FedEx, UPS and Veolia, who are using the first “ground up” electric trucks known as the “Modec” that were launched some four years ago for the purpose of making pollution free deliveries in urban areas.

Pursuant to the Liberty Agreement, we also issued to GAC Automotive Services, Inc., a Nevada corporation and one of our wholly-owned subsidiaries (“GAC Auto”) Ten Million (10,000,000) shares of Series B Convertible Preferred Stock (the “Series B Shares”). The issuance of the Series B shares to GAC Auto was not part of the purchase price of the LEC Entities and was not compensation to the LEC Entities or LEC Shareholders, but was reserved for issuance to shareholders of certain entities that LEC and/or LEC2 have been in negotiations with at the time of execution of the Liberty Agreement if those entities and/or assets were purchased by us or our subsidiaries. Subsequently, instead of issuing the B shares, we agreed to issue 59,000,000 GACR shares to the former shareholders for LEC’s acquisitions of OEC International Limited (OEC) and Footloose 4x4 Limited (Footloose). However, the 59,000,000 shares were never issued and we have never consolidated OEC nor Footloose into our financial statements. Subsequently, LEC and its subsidiaries, excluding Footloose, ceased operations on or about August 15, 2014, and are in liquidation under a voluntary liquidation in accordance with Section 98 of the United Kingdom’s Insolvency Act of 1986. LEC began to wind down Footloose in late 2013. A formal petition to liquidate Footloose was presented on 3 July 2014 and a formal Resolution for Voluntary Winding-up was granted August 27, 2014. Legal representation of the liquidation was facilitated by Everys Solicitors, Taunton, United Kingdom.

To date, all of the Series B Shares are still held by GAC Auto. For reporting purposes, the Series B Preferred Stock is eliminated upon consolidation.

Newport Coachworks Transaction

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCWI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCWI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCWI (the “NCWI Shares”) from Mr. Carter Read, NCWI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GAC Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GAC Additional Shares” and together with the GAC Closing Shares, the “GAC Shares”) to vest as follows: upon NCWI obtaining bona fide, binding purchase orders, with cash down payment standard in the industry to NCWI, from third party purchasers requiring NCWI to manufacturer Sixty (60) buses with compressed natural gas engines at NCWI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000. This transaction closed on October 12, 2012. On or by July 18, 2013, 27,000,000 GAC shares were issued to Mr. Read.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS (continued)

Going Green Transaction

On January 31, 2013, the Company signed a binding agreement to buy U.K.-based electric vehicle distributor Going Green Limited, which operated under the brand name “GoingGreen.” Founded in 2002, it sold over 1,400 G-Wiz vehicles, an electric vehicle manufactured in India by the Indo-Reva Electric Car Company. The acquisition was completed on or about April 1, 2013 when 1,562,498 shares of GAC common stock were authorized for exchange for 100% of the issued and outstanding securities of Going Green Limited and 150,501 shares of GAC common stock for issuance to former creditors of Going Green. Due to a temporary restraining order in an unrelated litigation in Utah by us against a former stockholder the shares were not released by our transfer agent until June 24, 2013. Ian Hobday, our then CEO, and Daren West, our former CFO, served as directors of Going Green prior to the acquisition. On or about August 15, 2014, Going Green ceased operations and is in liquidation under a voluntary liquidation in accordance with Section 98 of the United Kingdom’s Insolvency Act of 1986.

With creditors’ approval, on or about August 27, 2014, former LEC and Going Green staff members, led by Clive Southwell, a director of the U.K. businesses at the time LEC and Going Green ceased operations, along with financial support from former GAC director Nicholas Hewson and our then CEO Ian Hobday, purchased the assets of Going Green through a company they organized, Clean Transport and Technology Limited (“CTT”) for a purchase price of £22,800 (£19,000 plus £3,280 value added tax (VAT)) and the assets of LEC2 for £7,200 (£6,000 plus £1,200 VAT) for a total of £30,000. The assets of LEC2 consisted primarily of spare parts and batteries, and the assets of Going Green consist primarily of parts, equipment and used vehicles. The sale proceeds were paid to Lameys and the sales were approved at the respective creditors’ committee meetings when they were held.

Viridian Motor Corporation Transaction

On or about January 9, 2014 we acquired 21.63% of Viridian Motor Corporation (VMC), a US-based electric truck manufacturer. VMC was a company devoted to advancing twenty-first century transportation technology using alternative fuels and propulsion systems to build fully electric, light duty trucks, which included their own electric drive train and unique battery packs. In February 2014 we acquired an additional 1.5% of the company. On January 6, 2014, we issued 1,292,270 shares to Burton Neil and Dale Nyhus for an obligation of $173,060 related to the acquisition. The value of the issued shares on the day of issuance was $206,763. For the period ending September 30, 2014, we impaired the value of the investment in VMC by 100%.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

The unaudited condensed interim consolidated financial statements at September 30, 2014 and for the three and nine-month periods ended September 30, 2014 and 2013 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Going Concern

Our condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of September 30, 2014, we have sustained recurring operating losses, have outstanding payables, a stockholders’ deficit of $16,600,561, have ceased operations in the United Kingdom and have insufficient operating capital. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern and increase the likelihood of bankruptcy. Management is continuing to seek additional capital to fund our ongoing business and improve the profitability of existing operations. Until such time, our working capital needs must be funded through the issuance of additional debt and equity instruments; however, there can be no assurance that we will receive the sums required at the times and in the amounts needed, or that any funding will not be accompanied by conditions unfavorable to us. Management believes these steps may provide us with adequate funds to sustain our continuing existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we can continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty or from bankruptcy.

Use of Estimates

The preparation of the condensed consolidated financial statements requires our management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging economic conditions. Accordingly, future estimates may differ significantly. Significant estimates and assumptions included in our condensed consolidated financial statements relate to the valuation of long-lived assets, inventory reserves, accruals for potential liabilities, and valuation assumptions related to derivative liability, equity instruments and share based compensation.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 2014 and December 31, 2013.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Discontinued Operations

On or about August 15, 2014, our United Kingdom based subsidiaries, including Going Green Limited and Liberty Electric Cars Limited (LEC), along with each of LEC’s wholly owned subsidiaries (collectively, the U.K. Companies), ceased business operations. As a result, we are reporting the operational results of the U.K. Companies under Discontinued Operations. Operational results under Discontinued Operations includes a 100% impairment of all U.K. Companies’ assets, a full write down of the value of each company’s equity (or deficit), and the net earnings or losses incurred by each. We will continue to carry each company’s liabilities on our books under liabilities from discontinued operations until such time as the voluntary liquidations currently underway are finalized. Additionally, comparative periods, within our financial statements and accompanying notes, have been reclassified to show financial data for our former U.K. Companies under discontinued operations. Such reclassifications had no impact on previously reported net losses.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation for discontinued operations in all UK entities. Such reclassifications had no impact on previously reported net losses.

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

Investments in Joint Ventures

The Company applies the equity method for the 30% investment to its joint venture interest in Powabyke, a privately-held UK company held by our wholly owned subsidiary Liberty Electric Company Limited, and our 23.13% investment in Viridian Motor, a Virginia corporation, since quoted market prices are not available and we have the ability to exercise influence over operating and financial policies of the joint venture. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. Under the equity method, we initially record such investments at cost and then adjust the carrying value of the investments to recognize the proportional share of the equity-accounted affiliate’s net income (loss) including changes in capital of the affiliates. In addition, dividends received from the equity-accounted company reduce the carrying value of our investment. If there is an other-than-temporary decline in the market value of the investment, an impairment charge is recorded. For the period ending September 30, 2014, we impaired the value of the investment in Viridian Motor by 100%. Our investment in Powabyke was sold during the period ending September 30, 2014.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company determined that there was an indicator of impairment in goodwill and other intangibles during the year ended December 31, 2013 because of the lowered revenue and cash flow projections. The Company uses the present value technique for impairment testing. At September 30, 2014, we fully impaired our investment of $173,060 in Viridian Motors and the full carrying value of $200,000 of our investment in World Energy Asset Management. Additionally, we fully impaired the investment values and assets of our U.K. Companies, the expense thereof was then reclassified and presented under discontinued operations.

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

Revenue Recognition

We recognize revenues related to annual membership income and service of electric vehicles in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 605, Revenue Recognition. Revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and services are provided. In the event that final acceptance of our product by the customer is uncertain, revenue is deferred until all acceptance criteria have been met. In the event we have amounts billed or collected in accordance with contractual terms in advance of when the work is performed we treat these as deferred revenues. For us, such advance payments primarily relate to the Company's grant project and E-Care membership scheme through our U.K. Companies. Due to the liquidation of the U.K. Companies, advance payments received for the current and comparative periods have been reclassified under discontinuing operations. Historically, our deferred revenue has included the following:

Grant Income

Grant income - not recognized until a grant claim has been submitted and approved by Government representatives.

E-tech services

Revenues from consultancy services - recognized only when all services have been rendered and collectability is reasonably assured.

E-Care services

Revenues from maintenance, repair, and overhaul services - recognized only when all services have been rendered and collectability is reasonably assured.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Common Share (as Restated)

The Company computes net income per share in accordance with ASC 260, "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including 632,701 Series A Convertible Preferred Stock for September 30, 2014 (net of 150,000 forfeit shares) and 608,475 for September 2013 (net of 300,000 forfeit shares), using the if-converted method, 0 stock options for September 30, 2014, and 18,000,000 for September 30, 2013 using the treasury stock method, 35,562,651 Series Y Convertible Preferred Stock for September 30, 2014, and 0 for September 30, 2013 using the if-converted method, and 231,923,077 shares for September 30, 2014 and 2,013,070 shares for September 30, 2013 for convertible loan notes, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

4. ACQUISITIONS

On January 31, 2013, the Company signed a binding agreement to buy UK-based electric vehicle distributor Going Green Limited. Trading under the brand name, “GoinGreen,” it sold over 1,400 G-Wiz electric vehicles, making it one of Europe’s largest single retailers of electric vehicles. Going Green Limited was founded in 2002 and in the early days, set itself the mission to minimize the effects of climate change by encouraging carbon-neutral motoring. The company pioneered electric vehicles in the UK with the G-Wiz vehicle, an electric vehicle manufactured in India by the Indo-Reva Electric Car Company. The deal was completed on April 1, 2013 when 1,562,498 shares of GAC common stock was authorized for exchange for 100% of the issued and outstanding securities of Going Green Limited plus 150,501 shares of GAC common stock was authorized for issuance to former creditors of Going Green. Due to a temporary restraining order in an unrelated litigation in Utah by us against a former stockholder the shares were not released by our transfer agent until June 24, 2013.

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

The following are unaudited pro-forma results of operations as if the acquisition has occurred at the beginning of the period for the three and nine months ended September 30, 2014 and 2013. Additionally, the financial data herein have been reclassified to show revenues and expenses for Going Green, as well as Liberty Electric Company and its subsidiaries, under Income/(Loss) from discontinued operations.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pro-forma (unaudited)

For The Three and Nine Months Ended September 30, 2014 and 2013

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
		(restated)		(restated)
Revenues	$1,662,918	$644,624	$3,459,607	$828,888
Costs of goods sold	1,281,116	483,938	3,281,507	630,462
Gross profit	381,802	160,686	178,099	198,426

Operating expenses
Depreciation and amortization	38,697	18,384	87,069	19,705
Loss on disposal of assets	—	12,516	—	—
Impairment of assets	373,060	—	373,060	—
General and administrative	341,361	5,166,470	6,815,927	6,927,683
	753,118	5,197,370	7,276,056	6,947,388

Operational income/ (loss)	(371,316)	(5,036,684)	(7,097,957)	(6,748,962)
	—
Other income/(expenses)
Change in fair value of derivative liability	(361,135)	(18,766,197)	57,095,577	18,850,333
Stock issued for settlements	—	(1,237,200)	—	(1,237,200)
Gain (loss) on settlement of debt	—	—	(484,028)	—
Loss on conversion of preferred shares	—	(16,116)	—	(36,490)
Loss on conversion of preferred shares	660,296	—	460,296	—
Other income/(expense)	194,581	(28,929)	(1,642,960)	(194,673)
	493,742	(20,048,442)	55,428,885	17,381,970

Income/(Loss) from continuing operations	122,427	(25,085,126)	48,330,929	10,633,008
	—		—
Income/(Loss) from discontinued operations	(4,347,499)	(325,261)	(1,843,600)	(1,004,407)
	—		—
Earnings before income tax	(4,225,072)	(25,410,387)	46,487,329	9,628,601

Income taxes	—	—	—	—

Net income	$(4,225,072)	$(25,410,387)	$46,487,329	$9,628,601

Income (loss) per share (Basic)	$(0.01)	$(0.07)	$0.08	$0.03

Income (loss) per share (Diluted)	$(0.01)	$(0.07)	$0.04	$0.01

Weighted average shares outstanding (Basic)	659,999,514	384,197,678	573,312,300	356,544,473

Weighted average shares outstanding (Diluted)	659,999,514	384,197,678	1,245,719,364	735,405,168

On or about August 15, 2014, Going Green ceased operations and is in liquidation under a voluntary liquidation in accordance with Section 98 of the United Kingdom’s Insolvency Act of 1986.

On or about January 9, 2014 we acquired 21.63% of Viridian Motor Corporation (VMC), a US-based electric truck manufacturer. VMC was a company devoted to advancing twenty-first century transportation technology using alternative fuels and propulsion systems to build fully electric, light duty trucks, which included their own electric drive train and unique battery packs. In February 2014 we acquired an additional 1.5% of the company. On January 6, 2014, we issued 1,292,270 shares to Burton Neil and Dale Nyhus for an obligation of $173,060 related to the acquisition. The value of the issued shares on the day of issuance was $206,763. For the period ending September 30, 2014, we impaired the value of the investment in VMC by 100%.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following: as of September 30, 2014 and December 31, 2013:

Accounts Receivables	September 30, 2014	December 31. 2013
Trade receivables	$800	$0
Grant monies receivable	-	0
	$800	$0

Due to the liquidation of the U.K. Companies, accounts receivable for the comparative period for our U.K. Companies have been reclassified as assets under discontinuing operations in our balance sheet presentation. Without the reclassification for the comparative period December 31, 2013, trade receivables were $123,254 and grant monies receivable was $31,024, both of which were receivables for the U.K. Companies.

6. INVENTORIES

Inventories consist of raw materials and work in progress. These pertain to the Bus production in the Newport Coachworks facility. The Company’s inventories are valued at cost, as determined by the first-in, first out (FIFO) method; in aggregate such valuations are not in excess of market and consisted of the following as of September 30, 2014 and December 31, 2013 (reclassified).

	September 30, 2014	December 31, 2013
Raw materials	$104,882	$31,922
Goods in transit	-
Work in progress	494,775	145,424
Finished Goods	-
	$599,657	$177,346

Due to the liquidation of the U.K. Companies, inventory for the comparative period for our U.K. Companies has been reclassified as assets under discontinuing operations in our balance sheet presentation. Without the reclassification for the comparative period December 31, 2013, the inventory total would have been $412,312, of which $234,966 was inventory for the U.K. Companies.

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following: as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Leasehold improvements	$4,000	$
Furniture and fixtures
Equipment	492,475		492,475
Computer hardware and software	6,347		6,347
Vehicles
	502,822		498,822
Less accumulated depreciation	(130,603)		(43,534)

	$372,219		$455,287

Our property and equipment as of September 30, 2014 are located in California. As of September 30, 2014 and December 31, 2013 (reclassified), depreciation expense was $87,069 and $19,705 respectively. Due to the liquidation of the U.K. Companies, our U.K. Companies’ property and equipment for the comparative period, which totaled $143,118 (net of accumulated depreciation) has been reclassified as assets under discontinuing operations in our balance sheet presentation.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

STATEMENTS

(UNAUDITED)

8. GOODWILL & INTANGIBLE ASSETS

Intangible assets consist of the following and were mainly related to the LEC and Going Green acquisitions:

	September 30, 2014	December 31, 2013
Goodwill on purchase of Going Green	$769,890	$769,890
Go License	500,000	500,000
Crash test homologation costs	228,912	228,912
Liberty acquired technology	619,462	619,462
Assembled workforce	689,000	689,000
Trade name and website	45,000	45,000
Non-compete agreement	1,500,000	1,500,000
	4,352,264	4,352,264
Less amortization and impairment	(4,352,264)	(4,352,264)

	$—	$—

Amortization expense was $0 for the nine months ended September 30, 2014 and the year ended December 31, 2013. The Company impaired the remaining basis in the intangibles during the year ended December 31, 2012 as management revised its sales forecast for the product which impaired the goodwill as of December 31, 2012. There was no impairment of goodwill for the nine months ended September 30, 2013.

9. DEFERRED REVENUE

Deferred revenue consists of the following: as of September 30, 2014 and December 31, 2013:

Deferred Revenues	September 30, 2014	December 31. 2013
Deferred Grant Income	$	$-
Deferred membership fees		-
	$	$-

As all of our deferred revenue was derived from our U.K. Companies’ operations for both periods, all of our deferred revenue for the period ending December 31, 2013 has been reclassified under discontinued operations.

10. FUNDS RECEIVED NOT CONVERTED INTO EQUITY (NET OF DISCOUNT)

We received advances during the year ended December 31, 2013 in the amount of $215,000. These advances were made directly from the shareholders. The Company issued common shares during the first six months of 2014 to settle these advances.

11. SUMS DUE TO GLOBAL MARKET ADVISORS

On July 19, 2010, we entered into an Advisory Agreement (the “Advisory Agreement’) with Global Market Advisors, Inc., a Nevada corporation (“GMAI”). Under the Advisory Agreement, GMAI was retained by us to assist with a variety of services, including, but not limited to, assisting us with our filings as a public company, making the public aware of us and our business, and provide general advice to our management in order to execute our business plan and strategy. The agreement was terminated with effect on July 31, 2013. In exchange for the services rendered, we agreed to compensate GMAI in the amount of $170,889. This amount remained outstanding as of December 31, 2013 and as of September 30, 2014.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. SUMS DUE TO GLOBAL TRADE FINANCE

On January 1, 2012 the Company made and entered into a credit facility with Global Trade Finance (“GTF”) to provide credit up to $250,000. The Company had drawn down $79,000 of the facility through the second quarter of 2012. The effective rate of interest is 8% on the facility, and the facility was to be secured by 5,000,000 shares of Green Auto common stock, and the advances made to the Company under the credit facility were not reduced to Convertible Notes. The facility was to be due January 1, 2013, or up to twenty four months if demand for repayment is not made, however, effective September 30, 2012, the $79,000 was converted into 1,500,000 shares of the Company’s common stock. The Company recorded $4,000 gain on settlement of debt. The Company also borrowed another $25,000 on this facility that it still owes under the same terms listed above as of September 30, 2014 and December 31, 2013.

13. NOTES PAYABLE, NET OF DISCOUNTS

As a result of our inability to file our Form 10-Q for the period ended September 30, 2014 within the time period required under the Securities Exchange Act of 1934, as amended, we have defaulted on certain covenants under various loan documents with our note holders regarding timely filings with the SEC. Additionally, we no longer have sufficient authorized shares for convertible note holders to convert their notes. We currently are in discussions to revise the note agreements, including waivers of default remedies. Because we believe we will achieve waivers of the default remedies, the values stated for the convertible notes do not include remuneration for default remedies.

Notes Payable	September 30,	December 31,
	2014	2013
Blue Citi - Convertible Note Payable, 0% interest, convertible at 40% discount to market price, unsecured	$277,500	$—
R Knight £38,500 Note Payable, Nil Interest, when funds permit, unsecured	—	63,487
P Beitl £109,576 Note Payable, Nil Interest, when funds permit, unsecured	180,691
David Voss Note Payable, 15% Interest, unsecured, convertible at fixed 00.5 cents per share	15,000	—
Black Mountain - Convertible Note Payable, 10% interest, convertible at 35% discount to market price, unsecured	62,000	—
Union Capital Note Payable, 8% Interest, unsecured, convertible at 42% discount to market price after 180 days	45,000	—
N Jones £10,053 Note Payable, Nil Interest, unsecured	16,577
I Hobday – Note payable, Nil interest, unsecured	24,419	5,813
P Lilley £700 Note Payable, Nil Interest, unsecured	1,191	1,154
L G Capital Note payable, 8% Interest, unsecured, convertible at 50% discount to market price after 180 days	27,000	76,500
Auctus Note Payable, 8% Interest, unsecured, convertible at 42% discount to market price after 180 days	—	37,750
JMJ Financial Note Payable, interest 12% after 90 days, unsecured, convertible at 40% discount to market price	142,566	82,000
Louis Klein Note Payable, 15% Interest, unsecured, convertible at fixed 10.5 cents per share	50,000	50,000
Linda Singer Note Payable, 15% Interest, unsecured, convertible at fixed 10.5 cents per share	100,000	100,000
David Hopkins Note Payable, 15% Interest, unsecured , a conversion price of 50% of close price on date of notification	20,000	20,000
Gel Properties Note Payable, 6% Interest, unsecured, convertible at 40% discount to market price	—	25,000
Redwood Fund II Note Payable ,10% Interest, unsecured, convertible at 50% discount to market price	—	100,000
Redwood Management LLC Note Payable, Nil Interest, unsecured, convertible at 50% discount to market price	—	336,376
Bizloan Note payable, 36% Interest, secured	16,802	219,691
Typenex Note Payable, 8% Interest, unsecured, convertible at 60% discount to market price after 180 days	142,500	—
WEAM/WFC payable, 0% interest convertible at 20% discount to market price after 180 days	200,000	—
Auctus Note Payable, 8% Interest, unsecured, convertible at 42% discount to market price after 180 days	56,250	—
Blue Citi. 8% Interest, unsecured, convertible at 38.5% discount to market price after 180 days	26,500	—
LG Capital, 8% Interest, unsecured, convertible at 35% discount to market price after 180 days	94,050	—
Union Capital, 8% Interest, unsecured, convertible at 50% discount to market price after 180 days	50,000	—
Accrued interest	—	8,080
	1,350,778	1,323,119
Debt Discount	(300,153)	(273,777)
	$1,050,625	$1,049,342
Current Portion	$1,050,625	$845,396
Long Term		203,946
	$1,050,625	$1,049,342

13. NOTES PAYABLE, NET OF DISCOUNTS (continued)

In connection with the Black Mountain convertible notes issued on February 13, 2014, the Company issued a five year warrant to the note holder to purchase an additional 1,200,000 common shares at an exercise price of $0.15. As of September 30, 2014, the adjusted number of issuable shares equaled 69,230,769 shares and the strike price was $0.0026. Using the Black-Scholes model and the following inputs: $0.006 market price, 1 year estimated term, 0.13% risk free rate and expected volatility of 178%, the warrant’s value was $ 318,318. The warrant has anti-dilution provisions, including adjustable provisions for the exercise price. Additionally, if the warrant is exercised on a cashless basis, the market price would reset to $0.0523, which would negatively impact the number of shares to be issued. We are currently negotiating a settlement of the note with Black Mountain, which would include eliminating this warrant.

In connection with the Blue Citi convertible notes issued on March 21, 2014, the Company issued a three year warrant to the note holder to purchase an additional 15,218,579 common shares at an exercise price of $0.0183. The warrant has anti-dilution provisions, including adjustable provisions for the exercise price and the number of shares. As of September 30, 2014, the adjusted number of issuable shares equaled 107,115,385 shares and the strike price was $0.0026. Using the Black-Scholes model and the following inputs: $0.006 market price, 1 year estimated term, 0.13% risk free rate and expected volatility of 178%, the warrant’s value was $492,508.

In connection with a funding transaction between the Company and Typenex Co-Investment, LLC, in June 2014 the Company issued a $665,000 secured convertible promissory note to Typenex payable 17 months after the issuance date and bearing interest at the rate of 10% per annum. The loan will be funded in six installments of which the first installment was for $142,500 and the remainders are for $110,000 each, except the last which is for $82,500. The Typenex transaction had an original issue discount of $60,000 and transaction expenses of $5,000. As the lender, Typenex is secured by a first priority security interest on the assets of the Company. The Typenex Note is convertible into shares of the Company’s common stock beginning on the date which is six months after each respective installment of the loan is received by the Company. The conversion formula is the amount of the loan being converted divided by the conversion price, which is 60% of the average of the three lowest Closing Bid Prices in the proceeding twenty trading days. In connection with the Typenex transaction, the Company issued a five year warrant to Typenex to purchase common stock that includes anti-dilution provisions. The number of shares issuable under the warrant equal $332,500 divided by the greater of the market price per share at the issue date of the warrant ($0.0205) or the average trading price per share calculated on the two days prior to the date of notice of conversion. The purchase price per share is determined by using the lower of the conversion price and the market price. As of September 30, 2014, the adjusted number of issuable shares equaled 127,884,615 and the strike price was $0.0026. Using the Black-Scholes model and the following inputs: $0.0026 market price, 1 year estimated term, 0.13% risk free rate and expected volatility of 178%, the warrant’s value was $588,004.

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

During the nine month period ending September 20, 2014, the Company granted 10,100,000 options and recorded a stock option expense of $523,905. No options were granted during the year ended December 31, 2014.

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

	September 30, 2014	December 31, 2014
Expected Volatility	178%	170%
Expected dividends	—	—
Expected terms (in years)	1	1
Risk-free rate	0.13%	0.13%
Forfeiture rate	—	—

A summary of option activity as of September 30, 2014 and December 31, 2013, and changes during the periods then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2013	22,000,000	$0.34	9.44	$191,500
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2013	22,000,000	$0.34	8.44	$191,500
Exercisable at December 31, 2013	18,000,000	$0.42	8.42	$—

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2014	22,000,000	$0.34	8.44	$112,000
Granted	10,100,000	0.06	9.30	523,905
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2014	32,100,000	$0.30	8.20	$635,905
Exercisable at September 30, 2014	29,700,000	$0.24	8.22	$0

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. STOCKHOLDERS’ DEFICIT

Series Y Preferred Stock

On September 2, 2014, we filed a Certificate of Designation with the Nevada Secretary of State in connection with the creation of a class of shares designated by our Board of Directors as the “Series Y Preferred Shares” with the characteristics described below. The purpose of the Series Y Preferred Shares is to create additional authorized shares of common stock by permitting the return of issued and outstanding shares of common stock held our management and others to the treasury for cancellation and to be available for original issuance. In return for the submission of the shares of common stock for cancellation, each participating shareholder shall receive an identical number of restricted Series Y Preferred Shares. The total number of issued and outstanding shares of common stock that may be subject to this arrangement is forty million (40,000,000) shares of common stock and an equivalent number of Series Y Preferred Shares. A total of 35,415,592 shares of common stock have been returned for cancellation and an equivalent number of restricted shares of Series Y Preferred Stock have been issued to the participants.

Series A Convertible Preferred Stock (“CPS”) and Derivative Liability

On July 23, 2012 and in relation with the Liberty Electric Car Limited (“LEC”) Acquisition (Note 4), the Company issued 300,000 shares of restricted preferred stock to two LEC Directors, Darren West and Ian Hobday, as a covenant not to compete. These preferred shares were valued at $5.00 per share and were recorded as part of the purchase price.

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

Conversion Formula

The CPS is convertible into Company’s common stock in accordance with the following formula:

Number of common shares to be issued upon conversion of CPS =

Number of common stock outstanding on date of conversion x 0.000001 x Number of preferred stock being converted.

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the CPS, the conversion feature is classified as derivative liabilities and recorded at fair value. At the time of this filing, the Company does not have sufficient issuable common shares remaining from its authorized common shares for any of the CPS holders to convert into common shares.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company initially recognized the fair value of the embedded conversion feature of the CPS on date of issuance and was charged to operations. On September 30, 2014, the Company recorded a mark-to-market adjustment based on the fair value of the derivative liability on that date which resulted in a gain of $57,095,577. The fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.006, a conversion price of $0.0026, expected volatility of 178%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.13%. As of September 30, 2014, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 372,921,913 common shares.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2014.

	Level 1	Level 2	Level 3	Total
Assets
None	$—	$—	$—	$—
Liabilities
Derivative Financial instruments	$—	$—	$12,814,383	$12,814,383

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet at September 30, 2014:

Balance at January 1, 2014	$71,752,773
Derivative liability related to new issuance and conversion, net	1,842,812
Change in Value of Historic Derivatives	(57,095,577)
Balance at September 30, 2014 (unaudited)	$12,814,383

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

On or about March 22, 2013, the Company issued 1,050,000 shares of its common stock to Metro-Electric PLC to secure a 30% investment in the Powabyke brand of Electric Bikes owned by Metro-Electric PLC.

On or about May 9, 2013, the Company issued 1,500,000 shares of its common stock each to Gary Spaniak Sr. and Ron Davis to compensate them for Liberty Electric Cars Limited withdrawing from the Merger with ELCR in order to be acquired by GAC.

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

During the three months ended March 31, 2014, the Company issued 78,792,270 shares in connection with liability settlements valued at approximately $4,993,110, which included the Ironridge settlement agreement and other liabilities related to consultants and two officers for accrued salary.

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

On or about June 6, 2014 the Company issued 3,474,337 shares of its common stock to LG Capital Funding in connection with the repayment of convertible debt in the amount of $26,058 plus $1,058 in accrued interest.

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

On or about July 10, 2014, the Company issued 2,818,337 shares of its common stock to JMJ Financial in connection with the repayment of convertible debt in the amount of $24,012.

On or about July 14, 2014, the Company issued 8,608,322 shares of its common stock to Redwood Fund II, LLC in connection with the repayment of convertible debt in the amount of $60,000.

On or about July 15, 2014, the Company issued 2,500,000 shares of its common stock to GEL Properties, LLC in connection with the repayment of convertible debt in the amount of $ $20,459.

On or about July 21, 2014, the Company issued 7,246,377 shares of its common stock to Redwood Fund II, LLC in connection with the repayment of convertible debt in the amount of $50,000, of which $10,000 was for accrued interest.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. STOCKHOLDERS’ DEFICIT (continued)

On or about July 29, 2014, the Company issued 554,820 shares of its common stock to GEL Properties, LLC in connection with the repayment of convertible debt in the amount of $ 4,541.

On or about September 12, 2014, the Company issued 3,894,867 shares of its common stock to Black Mountain Equities in connection with the repayment of convertible debt in the amount of $30,653, of which $1,653 was for accrued interest.

On or about September 23, 2014, the Company issued 912,569 shares of its common stock to Union Capital, LLC in connection with the repayment of convertible debt in the amount of $5,201, of which $202 was for accrued interest.

On or about September 26, 2014, the Company issued 384,615 shares of its common stock to Blue Citi in connection with the repayment of convertible debt in the amount of $1,000.

On or about September 30, 2014, the Company issued 5,044,110 shares of its common stock to Black Mountain Equities in connection with the repayment of convertible debt in the amount of $20,176, of which 1,176 was for accrued interest.

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

After the initial issuance GAC issued a total of 27,000,000 additional free trading shares to Ironridge under the Stipulation formula. On or about March 28, 2014, however, Ironridge demanded GAC issue an additional 43,000,000 free-trading shares based on Ironridge’s calculations under the Stipulation. Ironridge’s calculation depends on its interpretation of certain clauses in the Stipulation and the allegation that GAC delayed the timely issuance of shares to which Ironridge was entitled and has thus increased the base amount of shares owed under the Stipulation. The initial Ironridge demand for 43,000,000 shares was increased to 55,000,000 additional shares (the “Additional Shares”).

On April 16, 2014, Ironridge brought an ex parte proceeding before Hon. Deirdre Hill, J. (“Judge Hill”) to compel GAC to issue the Additional Shares under the Stipulation. GAC filed its answering papers in opposition to the Ironridge motion, and the Court held a hearing on May 14, 2014. At the conclusion of the hearing, the Court denied Ironridge’s request for the issuance of the Additional Shares without prejudice. Since the date of the May 14 hearing Ironridge has not filed any other court papers, nor has GAC had any further communications from Ironridge.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17. SUBSEQUENT EVENTS

After the period ending September 30, 2014, we reached our limit of available and issuable shares (as calculated by the following formula: total shares authorized minus total shares issued and outstanding minus total share reserved for convertible note holders). As a result, we have no further shares to issue as a means of raising capital. Further, our Preferred A stockholders cannot convert their preferred shares for common shares and our convertible noteholders cannot convert their notes for common shares. As a result, we are in breach of our agreements with the Preferred A Shareholders and Convertible Note Holders. Although our Board of Directors has passed a resolution to increase the number of authorized common shares to 2,500,000,000 from 900,000,000, the amount of the increase in authorized shares to be requested of the Company’s shareholders is subject to our ability to negotiate a resolution on the conversion of our Preferred A Stock to common shares and the settlement of our outstanding liabilities, including GAC and Newport Coachwork’s payables and GAC’s outstanding convertible notes. If a reasonable resolution is not achieved, the number of common shares needed to fully satisfy all parties could exceed 20 billion shares (based on all factors present on or about December 31, 2014). An increase to our authorized issuable share ceiling is subject to approval by our shareholders and will not be effective until the filing of an amendment to our Articles of Incorporation.

On September 8, 2014, a consultant to the company serving as Controller and Senior Vice President, Global Corporate Finance, Donald Murray, submitted a notice of “Termination of Agreement with Cause” effective October 8, 2014. Causes referenced by Mr. Murray included breach of agreement by the Company, failure by the Company to pay agreed upon compensation, the Company’s insolvency and the Company and CEO’s failure to properly disclose material information. We have not refuted Mr. Murray’s assertions. Penalties that we had previously agreed to in our agreement with Mr. Murray if he were to terminate his consulting agreement for cause included full and immediate vesting of 6,000,000 shares and 2,000,000 options (with an average strike price of $0.05), payment of accrued and unpaid consulting fees, which totaled $23,333 as of October 8, 2014, and six months consulting fees equaling $75,000, together totaling $98,333. The cash fees, shares and options were to have been issued by us to Mr. Murray on or before October 8, 2014. However, Mr. Murray elected to defer receipt of the shares and options until January 2015. As of the date of this filing, only $2,500 of the unpaid, accrued and penalty fees has been paid to Mr. Murray, leaving the cash balance due to him by us at $95,833. Likewise, our obligation to issue the shares and options as described above remains outstanding as we do not have any available shares from which to issue shares owed to Mr. Murray.

Effective October 8, 2014, upon the request of Carter Read, Board Director and President of Newport Coachworks, Ian Hobday resigned as our CEO and Company Director. Although Mr. Hobday had previously been awarded 150,000 of the Company’s Preferred A Shares for his acceptance of a three year non-compete agreement, the agreement included a pro rata forfeiture provision if Mr. Hobday did not complete three years of service. As Mr. Hobday had not yet completed three years of service at the time of his resignation, he forfeited 50,000 of the Preferred A Shares he had been issued. Additionally, since Mr. Hobday worked with at least two companies outside the GAC organization, OEC International Limited and Footloose 4X4 Limited, both U.K. companies acquired by Liberty Electric Company, but not consolidated into the GAC group, during his service to us as CEO, we are investigating whether these activities breached Mr. Hobday’s non-compete agreement, which could mean that Mr. Hobday would forfeit all of the Preferred A shares that had previously been issued to him.

Prior to his departure, CEO Ian Hobday appointed Mr. Alan J. Bailey as our Chief Financial Officer, effective October 8, 2014.

On October 10, 2014, our Board of Directors appointed Mr. Carter Read, President of Newport Coachworks, Inc., our remaining operating subsidiary, to the positions of interim President (our Principal Executive Officer) and Secretary of the Company.

In December 2014, Mr. Read re-engaged Mr. Murray as a consultant to assist the Company.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17. SUBSEQUENT EVENTS (continued)

On May 18, 2015, we announced the appointment of Ben Rainwater as the Company's CEO and member of the Board and the appointment of Agnes Cha as Senior Vice President, Corporate Affairs and member of the Board. Under the terms of their respective agreements with us, both Mr. Rainwater and Ms. Cha were each issued 150,000 shares of our Series A Convertible Preferred Stock, subject to certain forfeiture and voting conditions, and are to receive 5,000,000 shares of our common stock after the Company increases its authorized common stock sufficient to permit such issuance. Additionally, each was to receive $5,000 per week for any month in which Newport Coachworks, Inc. (NCI), the Company’s wholly-owned subsidiary, produced an average of 3 buses per week in a calendar month and $7,500 per week for any month in which NCI produced an average of 4 or more buses per week in any calendar month. However, no compensation was to be paid, owed, earned or accrued for any month in which NCI does not average at least 3 buses per week. On or about November 31, 2015, both Mr. Rainwater and Ms. Cha each forfeited 75,000 shares (collectively 150,000) when NCI failed to achieve an average production of three buses per week by the end of November 2015. Further, neither has received any cash remuneration (nor accrued remuneration) as of the date of this filing, as neither the Company nor NCI have reached the thresholds under which cash remuneration would be awarded. Further, no shares of our common stock have been issued to either Mr. Rainwater or Ms. Cha as we have not yet, as of the date of this filing, increased our authorized limit for common stock issuance.

On or about May 15, 2015, our subsidiary, Newport Coachworks, Inc. (NCI) ceased production and laid off its workers as it had depleted its working capital and no longer had the means to purchase parts nor pay its staff nor workers. As a result, NCI’s revenue in the second quarter of 2015 and onwards will be minimal.

On July 13, 2015, Carter Read resigned his positions as our interim President, Secretary and as a member of our Board of Directors. On July 20, 2015, Mr. Read resigned from his position with Newport Coachworks.

On or about July 21, 2015, we became aware that the landlord of Newport Coachworks’ warehouse and manufacturing facility located on Wilson Street in Riverside, California, had locked our personnel out of the facility due to failure by NCI to pay the rent. At the time we were locked out of the facility, certain assets of Newport Coachworks remained inside. We also became aware that the facility may have been leased to a different shuttle bus manufacturing company, unrelated to us. We believed that at some point prior to Mr. Read’s departure, Mr. Read may have arranged for NCI to be released from the Wilson Street lease, which involved a lease being issued to a new tenant introduced by Mr. Read. As part of this transaction, we believed that assets belonging to NCI may have been surrendered to the landlord, and/or sold or assigned to the new tenant to compensate the landlord for amounts owed, and possibly, to release Mr. Read from a personal guarantee he had issued when the lease was signed originally. We began negotiating with the landlord of the Wilson Street facility, as well as the new tenant, regarding the facility and Newport Coachworks’ assets. These efforts led to the formation of an Outsourcing Agreement with Executive Bus (see below).

On August 12, 2015, our Board of Directors appointed Fred Luke as our President and Secretary. Mr. Luke’s appointment to President and Secretary did not include an assignment of remuneration. As of the date of this filing, Mr. Luke has received a total of $10,000 in remuneration for his services as President.

On August 12, 2015, our Board of Directors appointed Agnes Cha as our Treasurer. Ms. Cha’s appointment to Treasurer did not include remuneration. Ms. Cha has not received any cash nor equity remuneration (nor accrued remuneration) for this appointment as of the date of this filing.

On or about August 13, 2015, our Board began a formal investigation into the circumstances leading up to the alleged surrender of assets and transfer of the NCI lease of the Wilson Street facility by Mr. Read prior to his departure.

GREEN AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17. SUBSEQUENT EVENTS (continued)

On September 30, 2015, we signed an Outsourcing Agreement (Outsourcing Agreement) with Executive Bus Builders Inc. (Executive Bus). Executive Bus is an affiliate of Executive Coach Builders Inc. based in Springfield, Missouri (Executive Coach). Executive Coach is known as one of the of the top SUV limousine manufacturers in the U.S., and is one of the largest limousine builders in the world. The Outsourcing Agreement eliminates our remaining existing manufacturing overhead in the production of buses and significantly reduces our related general and administrative costs, while still allowing us to participate in the manufacturing of shuttle buses. Additionally, this allows us to refocus on our primary goal of manufacturing all-electric powered buses as well as the conversion of other mass transit vehicles.

Pursuant to the Outsourcing Agreement, Executive Bus agreed to 1) manufacture buses for our clients based in California, and to build customized buses, which are to be converted into all-electric vehicles and convert other mass transit vehicles for our clients into all-electric drive vehicles, 2) purchase certain of the tool and die equipment, and certain molds located in the Wilson Avenue facility from us for $100,000, 3) to pay us approximately $25,000 for the first five buses manufactured for the our customers by Executive Bus, and 4) to assume all of the obligations and responsibilities as a sub-lessor under NCI’s original lease for the duration of the original lease.

We believe that going forward the net revenue to us per bus sale through Executive Bus will be approximately the same as the net earnings we had projected to generate once NCI had reached scale (without the administrative and operative burden). As of this filing, NCI remains non-operational and does not have any employees.

Mr. Alan J. Bailey, our Chief Financial Officer (CFO), tendered his resignation effective November 2, 2015. During his service as our CFO, Mr. Baily did not receive any compensation, nor is any compensation owed.

On November 4, 2015, a default arbitration judgement against us was awarded to Typenex Co-Investment, LLC, a creditor of the Company in the amount of $679,894 for damages, with 22% interest accruing commencing as of October 19, 2015. We intend to challenge this award based on Typenex’s failure to properly serve notice; and to negotiate a settlement more favorable to us.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Green Automotive Company for the period ended September 30, 2014 contains forward-looking statements, principally in this Section and in “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

We are involved in the development, manufacturing and sale of diesel, gas, CNG and electric buses. We plan to move forward with the production of all-electric buses, as well as begin converting other mass transit vehicles into electric powered vehicles. We expect this to be the core focus of our business activities going forward. We recently introduced a prototype electric bus, which we named the E-Patriot line. The E-Patriot seats 15-23 passengers, depending on configuration and is expected to have a hundred mile range in-between charges when it is ready for market.

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

Following the Go Merger, and throughout the 2010 and 2011 fiscal years, we devoted all of our resources to the homologation of the all-electric Zotye Sport Utility Vehicle (“SUV”) with the intent to import and distribute the SUV throughout the U.S. pursuant to the Zotye Agreement. However, after taking several SUVs through the required tests to comply with the standard safety benchmarks required by the U.S. Department of Transportation (“DOT”) and the U.S. Federal Motor Vehicle Safety Standards (“FMVSS”), we elected to modify our business plan so as to not be dependent upon one supplier, one product and only one segment of the new all-electric automotive industry, and instead to be involved in two areas of the industry: the import, testing and distribution of foreign and domestic manufactured eco- friendly passenger vehicles (“Passenger Vehicles”), Municipal Transit Buses, School Buses, Limousines and Airport and Hotel Shuttle Vans (collectively, “Mass-Transit Vehicles”), and the conversion of conventional internal combustion engine driven vehicles into all-electric powered vehicles (“Conversion Vehicles”), with the medium term goal of becoming one of the first manufacturers of all-electric Mass-Transit Vehicles and Conversion Vehicles.

As an enticement to enter into the Zotye agreement, we issued Gao Xiang, a senior member of the Zotye management team, 5,000,000 of our common stock. Since the Zotye agreement was never finalized, we requested the return of these shares from Gao Xiang. Despite our best efforts to procure the return of the issued share certificate, Goa Xiang has not relinquished the share certificate. To ensure the shares cannot be traded, we placed an administrative stop on the certificate. This stop remains in place as of the date of this filing.

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

On June 28, 2012, we entered into a Stock Exchange Agreement (the “Liberty Agreement”) with Liberty Electric Cars Limited., an England and Wales private company limited (“LEC”), and its wholly-owned subsidiary LEC 2 Limited, an England and Wales private company limited (“LEC2” and together with LEC, the “LEC Entities”), under which our wholly-owned subsidiary, Liberty Automotive Group, Inc. (formerly GAC EV Motors Inc.), a Nevada corporation (“LAG”) agreed to purchase 100% of the issued and outstanding securities of LEC (the “LEC Shares”), that owns 100% of the issued and outstanding securities of LEC2 (the “LEC2 Shares”) (collectively the “LEC Securities”) in exchange for the transfer of Thirty Nine Million Seven Hundred Forty Two Thousand One Hundred Seventy Eight (39,742,178) shares of our common stock held by LAG to the LEC Shareholders. These shares represented approximately 8.19% of our outstanding voting control. We also issued to Mr. West and Mr. Hobday, the executives of LEC, a total of 300,000 shares of our Series A Preferred Stock (subject to forfeiture on a pro rata basis over a three year period) in exchange for the non-competition provisions in their independent contractor agreements. This transaction closed on July 23, 2012.

As a result of the Liberty Transaction, we acquired LEC, a company that designed and developed electric vehicle drive solutions for use in its own converted vehicles and for sale to original equipment manufacturers (OEMs) for incorporation into their production. LEC’s engineers contributed to the invention of innovative EV drive train technologies that was believed to be employable in a wide variety of vehicle platforms. LEC was also a contributing member of a number of advanced research programs for developing next generation electric vehicle (“EV”) solutions. These programs included the “Deliver” project where LEC collaborated with “tier one” automotive companies to develop a pure electric commercial vehicle, and the “Motore” project in which LEC collaborated with “tier one” automotive companies and universities to develop a “rare earth” free electric motor technology. Additionally, LEC created after sales support for EVs including the Modec truck and the G-Wiz car, by developing a comprehensive aftermarket maintenance program throughout Europe for its customers’ electric trucks and cars.

Due to its experience in EV technologies and in servicing EVs, LEC had an agreement with a large U.S. truck manufacturer for the on-going support of electric vehicles run by its key clients in Europe. LEC continued to take care of all warranty support when required by these customers, all of whom run fleets of electric commercial vehicles across Europe. This truck manufacturer’s customers include major companies such as FedEx, UPS and Veolia, who are using the first “ground up” electric trucks known as the “Modec” that were launched approximately five years ago for the purpose of making pollution free deliveries in urban areas.

Pursuant to the Liberty Agreement, we also issued to GAC Automotive Services, Inc., a Nevada corporation and one of our wholly-owned subsidiaries (“GAC Auto”) Ten Million (10,000,000) shares of Series B Convertible Preferred Stock (the “Series B Shares”). The issuance of the Series B shares to GAC Auto was not part of the purchase price of the LEC Entities and was not compensation to the LEC Entities or LEC Shareholders, but was reserved for issuance to shareholders of certain entities that LEC and/or LEC2 have been in negotiations with at the time of execution of the Liberty Agreement if those entities and/or assets were purchased by us or our subsidiaries. Subsequently, instead of issuing the B shares, we agreed to issue 59,000,000 GAC shares to the former shareholders for LEC’s acquisitions of OEC International Limited (OEC) and Footloose 4x4 Limited (Footloose). However, the 59,000,000 shares were never issued and we have never consolidated OEC nor Footloose into our financial statements. LEC and its subsidiaries, excluding Footloose, ceased operations on or about August 15, 2014, and went into liquidation under a voluntary liquidation in accordance with Section 98 of the United Kingdom’s Insolvency Act of 1986. LEC began to wind down Footloose in late 2013. A formal petition to liquidate Footloose was presented on July 3, 2014 and a formal Resolution for Voluntary Winding-up Footloose was granted August 27, 2014. Legal representation of the Footloose liquidation was facilitated by Everys Solicitors, Taunton, United Kingdom.

To date, all of the Series B Shares are still held by GAC Auto. For reporting purposes, the Series B Preferred Stock is eliminated upon consolidation.

On October 12, 2012, we entered into an Acquisition and Stock Exchange Agreement (the “NCI Agreement”) with Newport Coachworks, Inc., a California corporation (“NCI”), under which we agreed to purchase 100% of the issued and outstanding securities of NCI (the “NCI Shares”) from Mr. Carter Read, NCI’s sole shareholder, in exchange for the transfer of Five Million (5,000,000) shares of our common stock due at the closing of the transaction (the “GAC Closing Shares”), and up to an additional Twenty Two Million (22,000,000) shares of our common stock (the “GAC Additional Shares” and together with the GACR Closing Shares, the “GAC Shares”) to vest as follows:  upon NCI obtaining bona fide, binding purchase orders, with a cash down payment (or provides a truck chassis in lieu of cash deposit), standard in the industry, to NCI from third party purchasers requiring NCI to manufacturer Sixty (60) buses with diesel or compressed natural gas engines at NCI’s manufacturing facility (each a “Qualified Purchase Order”) within the first twelve (12) months following the payment of one-half of the initial forecasted funding of $500,000. This transaction closed on October 12, 2012. On July 18, 2013 following Board approval, we issued to Mr. Read all of the GAC Additional Shares as a consequence of receiving orders for 232 buses from Don Brown Bus Sales (“Don Brown”) to be delivered over a 2-year period. The GAC Shares, when issued on or about July 18, 2013, represented approximately 6.8% of our then outstanding common stock and based on our share price. At the close of trading on the day of issuance the stock’s value was $6,480,000. The terms of the Don Brown contract were subsequently revised during the reporting period ending September 30, 2014, with NCI regaining the right to sell buses inside a region formerly assigned exclusively to Don Brown, and Don Brown being released from its commitment to purchase 232 buses. As of September 30, 2014, Don Brown had completed net purchases of approximately 33 buses from NCI.

On or about October 29, 2012, Liberty Electric Cars (LEC) agreed to acquire a 30% interest in Powabyke EV Limited from Metroelectric PLC (Metroelectric) of Stanstead Abbotts, Hertfordshire, United Kingdom under a Purchase and Management Agreement. The consideration paid was 1,050,000 restricted ordinary Green Automotive shares with an estimated value of £300,000 or $480,870. On or about March 22, 2013, we issued the shares to Metroelectric, with a market value of $335,895 on the day of issuance. Subsequently, on or about July 22, 2014, we agreed to sell our interest to Flare Capital Limited under a share purchase agreement signed August 21, 2014 for £15,000 ($24,344.50 in U.S. dollars on the day funds were received on September 2, 2014).

On January 31, 2013, the Company signed a binding agreement to buy U.K.-based electric vehicle distributor Going Green Limited (“Going Green”) which operated under the brand name “GoinGreen.” Founded in 2002, it sold over 1,400 G-Wiz vehicles, an electric vehicle manufactured in India by the Indo-Reva Electric Car Company. The acquisition was completed on or about April 1, 2013 when 1,562,498 shares of GAC common stock were authorized in exchange for 100% of the issued and outstanding securities of Going Green Limited and 150,501 shares of GAC common stock for issuance to former creditors of Going Green. Due to a temporary restraining order in an unrelated litigation in Utah by us against a former stockholder the shares were not released by our transfer agent until June 24, 2013. Ian Hobday, our CEO, and Daren West, our former CFO, served as directors of Going Green prior to the acquisition.

On or about December 12, 2013, we entered into an agreement with World Energy Asset Management Inc. (WEAM), an oil and gas company that reportedly develops both onshore and offshore oil and gas assets, wherein we purchased 1,000,000 WEAM shares. In conjunction with this transaction, we issued a $400,000 convertible note to WEAM (the “WEAM Note”), $200,000 of which was consideration for the purchase of the shares, with the remaining $200,000 to be lent to us by WEAM at an unstated future date. Management at the time believed that WEAM would be going public shortly and that this construct would effectively give GAC substantial increased value as WEAM was expected to trade at a significantly higher value. WEAM was also in discussions with us at that time to drill a well on the Blackhawk property, a company with whom we would enter into an acquisition agreement the following month (see below), to provide us with revenues from oil production. The Blackhawk acquisition did not occur, nor did drilling on the Blackhawk property. In the quarter ending June 30, 2014 we impaired 100% of WEAM share’s value. However, the impairment was mistakenly recorded as a loss from other income, which was corrected in the period ending September 30, 2014. On June 2, 2014, World Financial Capital Holdings, Inc. (WFC) caused the WEAM Note to be assigned to WFC. Principals of WFC and WEAM are related. As of the period ending September 30, 2014, the additional $200,000 that was to be lent to us has not been received and the $200,000 note to WFC remains outstanding.

On or about January 9, 2014 we acquired 21.63% of Viridian Motor Corporation (VMC), a US-based electric truck manufacturer. VMC was a company devoted to advancing twenty-first century transportation technology using alternative fuels and propulsion systems to build fully electric, light duty trucks, which included their own electric drive train and unique battery packs. In February 2014, we acquired an additional 1.5% of the company. On January 6, 2014, we issued 1,292,270 shares to Burton Neil and Dale Nyhus for an obligation of $173,060 related to the acquisition. The value of the issued shares on the day of issuance was $206,763. Other than a recording of the stock issuance, the acquisition was not recorded in our books until the period ending September 30, 2014. Additionally, for the period ending September 30, 2014, we impaired the value of the investment in VMC by 100%.

On February 17, 2014, we entered into an Acquisition and Stock Exchange Agreement (the “Blackhawk Agreement”) with Blackhawk Manufacturing, Inc., a California corporation (“Blackhawk”), Sanders, Larios, Larios & Luevanos LLC, a California limited liability company (“SLLL”), Alan Servicios S de R.I. de C.V., a Mexican corporation (“Servicios”), Lalusa Investments, a Mexican corporation (“Lalusa”), and Shelmado Transporte, a Mexican corporation (“Shelmado”) (Blackhawk, SLLL, Servicos, Lalusa and Shelmado together are referred to herein as the “BMI Entities”), and the individuals identified on the signature page of the Blackhawk Agreement as shareholders of the BMI Entities (the “BMI Entity Shareholders”), under which we agreed to purchase 100% of the issued and outstanding securities of the BMI Entities (the “BMI Shares”), in exchange for that number of shares of our common stock that was to have a fair market value of Six Million Dollars ($6,000,000), with the fair market value being the price per share as of February 15, 2014, which was $0.05 cents per share and therefore equaled approximately 120,000,000 shares of our common stock (the “Purchase Price”).

Subsequent to the closing, but prior to the issuance of the Blackhawk Shares to the BMI Entity Shareholders, certain of the BMI Entity Shareholders met with our management and presented information about Blackhawk’s financial condition that was materially different from the financial representations and warranties in the Blackhawk Agreement. These related to, among other matters, Blackhawk’s operating income for the year ended December 31, 2013, its projections for calendar year 2014, its secured and unsecured debt and trade payables, and other issues concerning its cash flow, environmental concerns and its ability to operate the ongoing business. As a result of these disclosures, on May 21, 2014 we informed Blackhawk that we rescinded the Blackhawk Agreement and all related transaction documents, effective immediately, and all such agreements were terminated. We did not issue and shall not issue the 120 million shares of our common stock for the Purchase Price. We have reserved all other rights and remedies we may have in connection with these former transactions.

On or about September 9, 2103, we entered into an acquisition and stock exchange agreement to purchase Transhock Distribution Limited (“Transhock”) and AutoParts Warehouse Limited (“AutoParts”), incorporated in England and Wales, U.K. for cash and stock. Terms of the agreement were modified in December 2013 and again on February 25, 2014. Terms include twenty six million (26,000,000) shares of our common stock to be issued to Derek Neale and David Peter Davies, each 50% owners of Transhock and AutoParts (the “Closing Shares”). Neale and Davies are to each receive three million five hundred thousand (3,500,000) GAC shares upon the two (2) year anniversary, and another three million five hundred thousand (3,500,000) GAC shares each at three (3) years anniversary of the closing, conditionally, if they are still actively engaged with the business operations of Transhock and Autoparts (the “Earnout Shares”). Additionally, Neale and Davies are to each be issued options to purchase 500,000 shares of GAC shares at an exercise price equal to the market price on the day the transaction is closed (the “Closing Options”). Cash consideration:  Davies and Neale are to receive a Directors and Spouse Salary and Dividend package of seven thousand one hundred twenty five pounds sterling (£7,125) each to be paid up and until the GAC shares can be freely traded on either NASDAQ or the Dow Jones Indexes whereupon the package will be reviewed in the light of business performance and the number of hours the directors will commit to working in the business going forward. Both Neale and Davies are to have seats on to the Liberty Electric Company Board of Directors. An additional condition of closing is that GAC must meet the requirement to reduce certain Transhock liabilities in relation to (a) a government business expansion loan which needs to be paid down in the event of a sale and (b) a lower level of invoice financing available in the event the personal guarantees of the two owners are removed. The total amount of cash required is approximately $750,000. In the event the acquisition and stock exchange agreement is not closed, Neale and Davies are to receive the 26,000,000 Closing Shares. The closing was to take place on April 25, 2014. On or about June 17, 2014, we signed a Deed of Addendum with Neale and Davies to extend the agreement until July 31, 2014. On or about July 3, 2014, we sought and gained a verbal commitment to delay the acquisition of Transhock and AutoParts, until later in 2014, subject to (a) completion of the disposition of our U.K. subsidiaries, (b) the determination of the amount of funding required upon closing, the owners having renegotiated their invoice financing terms, and (c) the availability of funds to close the deal. As of the date of this filing, we are unaware of any further material discussions or modifications to this transaction.

On July 31, 2014, our Board of Directors passed a resolution to increase the number of authorized common shares to two billion five hundred million (2,500,000,000) from nine hundred million (900,000,000). The increase is subject to approval by our shareholders and will not be effective until the filing of an amendment to our Articles of Incorporation. The amount of the increase in authorized shares to be requested of the Company’s shareholders is subject to our ability to negotiate, if possible, a favorable resolution on the conversion of Preferred A Stock to common shares and the settlement of outstanding liabilities, including GAC and Newport Coachwork’s payables and GAC’s outstanding convertible notes. If a favorable resolution is not achieved, the number of common shares needed to fully satisfy all parties could exceed 20 billion (based on conditions in effect as of December 31, 2014).

On or about August 15, 2014, the Company’s subsidiaries based in the United Kingdom, including Going Green Limited and Liberty Electric Cars Limited (LEC), along with each of LEC’s wholly owned subsidiaries, ceased business operations. On or about August 26, 2014, we arranged for the disposition of the assets and liabilities of these subsidiaries under the circumstances and terms and conditions described in PART II – OTHER INFORMATION, Item 5, below.

Overview of Luxury Shuttle and Electric Vehicle and Bus Market

The luxury shuttle bus market represents the top 20% of the overall market for shuttle buses. Typical customers include Five Star hotels and resorts; luxury touring companies; limo buses and other high end transport providers. The vehicles in this sector range in capacity from 15 through 52 passengers, and can be powered by Gas, Diesel, CNG, and as a recent development, by both electric and hydrogen fuel cells. The buses are constructed on a variety of major OEM chassis (including but not limited to Ford, Freightliner, GM, Mercedes and Navistar). Sales opportunities for these bus types exist not only in America, but also in Canada and a number of export markets, including South America, Caribbean, Middle East and South Africa). Typically the buses feature a high number of operator specified options and additions, ranging from large screen TVs to bars, bathrooms and luxury seating. Limo buses, which have begun replacing the more traditional stretched limo, feature even more extravagant interiors, including DJ-style music systems, multiple bar installations and bench style seating. Limo buses currently account for 10% of the luxury shuttle bus segment but this is growing as traditional stretched limos are replaced.

The market for electric vehicles is expected to grow rapidly, driven primarily by government incentives and the fuel costs for traditional vehicles. With major OEMs now launching electric vehicles (EV), there is a growing opinion that EVs could eventually replace traditional fossil fuel vehicles. Industry analysts Frost and Sullivan’s 2010 research stated that approximately 20% of the market for EVs will be satisfied by new entrants rather than traditional automotive OEMs. Electric cars in all categories are forecasted to reach sales of 3.8m units annually by 2020 (Pike Research 2012), with electric trucks forecasted to reach annual sales of 100,000 units globally (Pike Research 2011) (excluding buses and coaches). The development of infrastructure for charging EVs lags the introduction of vehicles, and as such, the main initial market will be for EVs that regularly drive the same or similar routes (delivery vehicles, school buses, shuttle buses etc.). These vehicles, which return to base regularly, and can therefore be charged easily, represent the vanguard of EV adoption. Adoption of EVs in the business-to-business segment is driven by a number of factors: pollution and emission reduction; lower fuel costs; legislation; incentives; health issues; driver satisfaction; noise reduction and total cost of ownership benefits.

Results of Operations for the Three Months Ended September 30, 2014 and September 30, 2013

Summary of Results of Operations

(Unaudited)

	For the three months ended
	September 30,
	2014	2013
		(restated)
Revenues	$1,662,918	$644,624
Costs of goods sold	1,281,116	483,938
Gross profit	381,802	160,686
Operating expenses
Depreciation and amortization	38,697	18,384
Impairment of assets	373,060	—
General and administrative	341,361	5,166,470
	753,118	5,197,370
Operational income/ (loss)	(371,316)	(5,036,684)
Other income/(expenses)
Change in fair value of derivative liability	(361,135)	(18,766,197)
Stock issued for settlements	—	(1,237,200)
Gain (loss) on settlement of debt	—	—
Loss on conversion of preferred shares	—	(16,116)
Other income/(expense)	660,296	—
Interest income/(expense)	194,581	(28,929)
	493,742	(20,048,442)
Income/(Loss) from continuing operations	122,427	(25,085,126)
Income/(Loss) from discontinued operations	(4,347,499)	(325,262)
Earnings before income tax	(4,225,072)	(25,410,387)
Income taxes	—	—
Net income	$(4,225,072)	$(25,410,387)

On or about August 15, 2014, our United Kingdom based subsidiaries, including Going Green Limited and Liberty Electric Cars Limited (LEC), along with each of LEC’s wholly owned subsidiaries (collectively, the U.K. Companies), ceased business operations. As a result, we are reporting the operational results of the U.K. Companies under discontinued operations. Operational results under discontinued operations includes a 100% impairment of all U.K. Companies’ assets, a full write down of the value of each company’s equity (or deficit), and the net earnings or losses incurred by each. We will continue to carry each company’s liabilities on our books under liabilities from discontinued operations until such time as the voluntary liquidations currently underway are finalized. Additionally, comparative periods, within our financial statements and accompanying notes, have been reclassified to show financial data for our former U.K. Companies under discontinued operations. Such reclassifications have no impact on our previously reported net losses.

Operating Loss; Net Income

Our net loss was $4,225,072 for the three months ended September 30, 2014 compared to a net loss of $25,410,387 for the three months ended September 30, 2013. The net loss for the three months ended September 30, 2014 was primarily due to a loss from discontinuing operations of $4,347,499. Our net income from continuing operations for the three months ended September 30, 2014 was $122,427. The net loss for the three months ended September 30, 2013 was the result of $5,036,684 in operating losses from continuing operations (reclassified) and an $18,766,197 non-cash expense due to the change in the fair value of derivative liabilities for the period primarily related to our convertible preferred stock, as well as our convertible notes and warrants. The reclassification of financial data for our former U.K. Companies as discontinued operations had no impact on our previously reported net losses.

Revenue

Our revenue from the three months ended September 30, 2014 was $1,662,918 compared to $644,624 for the three months ended September 30, 2013 (reclassified). Our revenue was derived from the operations of our subsidiary Newport Coachworks, Inc. and no longer includes the results of our subsidiaries Liberty Electric Cars Limited (LEC) and LEC’s subsidiaries, and Going Green Limited, the results of which are recorded as a loss from discontinued operations for the three months ended September 30, 2014. The growth in Newport Coachwork’s revenue for the three months ended September 30, 2014 was due to an increase in bus sales.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2014 were $1,281,116 compared to $483,938 for the same period in 2013 (reclassified). The cost of goods sold for the three months ended September 30, 2014 and September 30, 2013 corresponds with the revenues generated from the operations of our subsidiary Newport Coachworks, Inc.

Depreciation and Amortization

Expenses related to depreciation and amortization were $38,697 for the three months ended September 30, 2014, compared to $18,384 for the three months ended September 30, 2013 (reclassified). The increase was attributable to investments in plant and equipment related to the continuing growth of Newport Coachworks.

General and Administrative

Expenses related to general and administrative were $331,361 for the three months ended September 30, 2014, compared to $5,166,470 for the three months ended September 30, 2013. For the three months ended September 30, 2013, $4,739,716 of the expense was for stock based compensation. Expenses related to stock based compensation were $0 for the three months ended September 30, 2014.

Impairment of Assets

Expenses related to Asset Impairment were $373,060 for the three months ended September 30, 2014, compared to $0 for the three months ended September 30, 2013. This expense includes a 100% impairment of our $173,060 investment in Viridian Motors and 100% of our $200,000 investment in World Energy Asset Management.

Change in Fair Value of Derivative Liability

During the three months ended September 30, 2014, we had a change in fair value of derivative liability of $361,135 compared to a loss of $18,766,197 for the three months ended September 30, 2013, with the significant difference primarily related to the change in the fair value of our common stock, and the issuance of additional convertible debt and preferred stock during the three months ended September 30, 2014.

Loss on Settlement of Debt

During the three months ended September 30, 2014, we had a loss on settlement of debt of $0 compared to a gain of $0 for the three months ended September 30, 2013.

Interest Expense

During the three months ended September 30, 2014, we had interest income of $194,581, compared to an interest expense of $28,929 for the three months ended September 30, 2013 (reclassified). The main interest expense in 2014 stemmed from the amortization and reversal of debt discount related to convertible debt issued and converted.

Loss from Discontinued Operations

On or about August 15, 2014, our United Kingdom based subsidiaries, including Going Green Limited and Liberty Electric Cars Limited (LEC), along with each of LEC’s wholly owned subsidiaries, (collectively, the U.K. Companies) ceased business operations. As a result, we are reporting the operational results of these subsidiaries under discontinued operations for the three month period ending September 30, 2014. During the three months ended September 30, 2014, we incurred net losses from discontinued operations of $4,347,499. These losses are attributable to a 100% impairment of all UK-based subsidiary companies’ assets, a full write off of the value of each companies’ equity (or deficit), and the net earnings or losses incurred by each. We will continue carrying each company’s liabilities on our books until such time as the voluntary liquidation currently underway is finalized. For the three months ended September 30, 2013, we reclassified the operating results for the U.K. Companies under discontinued operations, which was a net loss of $325,262.

Results of Operations for the Nine Months Ended September 30, 2014 and September 30, 2013

Summary of Results of Operations

(Unaudited)

	For the nine months ended
	September 30,
	2014	2013
		(restated)

Revenues	$3,459,607	$828,888
Costs of goods sold	3,281,507	630,462
Gross profit	178,099	198,426

Operating expenses
Depreciation and amortization	87,069	19,705
Impairment of assets	373,060	—
General and administrative	6,815,927	6,927,683
	7,276,056	6,947,388

Operational income/ (loss)	(7,097,957)	(6,748,962)

Other income/(expenses)
Change in fair value of derivative liability	57,095,577	18,850,333
Stock issued for settlements	—	(1,237,200)
Gain (loss) on settlement of debt	(484,028)	—
Loss on conversion of preferred shares	—	(36,490)
Other income/(expense)	460,296	—
Interest income/(expense)	(1,642,960)	(194,673)
	55,428,885	17,381,970

Income/(Loss) from continuing operations	48,330,929	10,633,008

Income/(Loss) from discontinued operations	(1,843,600)	(962,421)

Earnings before income tax	46,487,329	9,670,587

Income taxes	—	—

Net Income	$49,487,329	$9,670,587

On or about August 15, 2014, our United Kingdom based subsidiaries, including Going Green Limited and Liberty Electric Cars Limited (LEC), along with each of LEC’s wholly owned subsidiaries (collectively, the U.K. Companies), ceased business operations. As a result, we are reporting the operational results of the U.K. Companies under discontinued operations. Operational results under discontinued operations includes a 100% impairment of all U.K. Companies’ assets, a full write down of the value of each company’s equity (or deficit), and the net earnings or losses incurred by each. We will continue to carry each company’s liabilities on our books under liabilities from discontinued operations until such time as the voluntary liquidations currently underway are finalized. Additionally, comparative periods, within our financial statements and accompanying notes, have been reclassified to show financial data for our former U.K. Companies under discontinued operations. Such reclassifications had no impact on our previously reported net losses.

Operating Loss; Net Income

Our net income was $46,487,329 for the nine months ended September 30, 2014 compared to net income of $9,670,587 for the nine months ended September 30, 2013 (reclassified). These net income figures were largely a result of non-cash income due to a change in the fair value of derivative liabilities primarily related to our convertible preferred stock, as well as our convertible notes and warrants. Our net loss from discontinued operations was $1,843,600 for the nine months ended September 30, 2014 and $962,421 for the nine months ended September 30, 2013 (reclassified). The reclassification of financial data for our former U.K. Companies as discontinued operations had no impact on our previously reported net losses.

Revenue

Our revenue from the nine months ended September 30, 2014 was $3,459,607compared to $828,888 for the nine months ended September 30, 2013 (reclassified). Our revenue was derived from the operations of our subsidiary Newport Coachworks, Inc. and no longer includes the results of our subsidiaries Liberty Electric Cars Limited and its subsidiaries, and Going Green Limited, which are now recorded under discontinued operations. The growth of Newport Coachwork’s revenue was due to the increase in bus sales.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2014 were $3,281,507 compared to $630,462 for the same period in 2013 (reclassified). The cost of goods sold for the nine month periods was derived from the operations of our subsidiary Newport Coachworks, Inc. and no longer includes the results of our subsidiaries LEC and its subsidiaries, and Going Green, which are now recorded under discontinued operations.

Depreciation and Amortization

Expenses related to depreciation and amortization were $87,069 for the nine months ended September 30, 2014, compared to $19,705 for the nine months ended September 30, 2013 (reclassified). The increase was attributable to investments in plant and equipment related to the continuing growth of Newport Coachworks.

General and Administrative Expenses

General and administrative expenses were $6,815,927 for the nine months ended September 30, 2014, compared to $6,191,202 for the nine months ended September 30, 2013 (reclassified). The largest component of these expenses are stock-based compensation of $5,717,015 for the nine months ended September 30, 2014 and $6,191,202 for the nine months ended September 30, 2013 (reclassified). The 2014 stock expense is due to the issuance of 78,792,270 common shares to settle liabilities and current and accrued consulting expenses, including 4,000,000 shares for $160,000 in accrued fees to our former CEO Ian Hobday, 2,500,000 shares for $100,000 in accrued fees due to Carter Read, President of Newport Coachworks,7,000,000 shares to Big Wave Stock, valued at $280,000 on the issuance date, to settle an outstanding payable of $3,500 for service rendered, two issuances totaling 16,000,000 shares to Bill Hiney, valued at $1,860,000 on their issuance dates, to settle two outstanding payables totaling $8,000 for services rendered, 13,500,000 shares valued at $1,425,000 on the issuance dates to Surf Financial Group to settle outstanding payables of $6,750 for services rendered, 5,000,000 shares, valued at $200,000 on the issuance date, to Silverton SA to settle a $2,500 payment on an outstanding debt to Roger Knight, an individual, 7,500,000 shares valued at $450,000 on the issuance date to MAFX, Inc. to settle an outstanding payable of $3,750 for services rendered, 27,000,000 shares to settle a $545,049 debt with Ironridge, a lender, and 1,292,270 shares to Burton Neil and Dale Nyhus in connection with GAC’s acquisition of approximately 23% of Virdian Motor Corporation valued at $173,06.

Impairment of Assets

Expenses related to asset impairment were $373,060 for the nine months ended September 30, 2014, compared to $0 for the nine months ended September 30, 2013. This expense includes a 100% impairment of our $173,060 investment in Viridian Motors and 100% impairment of our $200,000 investment in World Energy Asset Management. Not included in Impairment of Assets for the three months ended September 30, 2014, is the $679,163 in asset impairments related to the cessation of business and liquidation of LEC and its subsidiaries, and Going Green, which are recorded under Loss from Discontinued Operations.

Change in Fair Value of Derivative Liability

During the nine months ended September 30, 2014, we had a change in fair value of derivative liability of $57,095,577 compared to $18,850,333 for the nine months ended September 30, 2013, with the significant difference primarily related to the change in the fair value of our common stock and the issuance of additional convertible debt and preferred stock during the nine months ended September 30, 2014.

Loss on Settlement of Debt

During the nine months ended September 30, 2014, we had loss on settlement of debt of $484,028, compared to $0 for the nine months ended September 30, 2013. The loss in 2014 is primarily related to a settlement of a note payable by issuing a new note that includes a conversion feature or by issuing stock with a fair value higher than the face amount of the note. The conversion feature was accounted for as a derivative liability, which resulted in a higher fair value of the note exchanged.

Interest Expense

During the nine months ended September 30, 2014, we had interest expense of $1,642,960, compared to $190,673 for the nine months ended September 30, 2013 (reclassified). The main interest expense in 2014 stemmed from the amortization and reversal of debt discount related to convertible debt issued and converted.

Loss from Discontinued Operations

On or about August 15, 2014, our United Kingdom based subsidiaries, including Going Green Limited and Liberty Electric Cars Limited (LEC), along with each of LEC’s wholly owned subsidiaries, ceased business operations. As a result, we are reporting the operational results of these subsidiaries under discontinued operations for the nine month period ending September 30, 2014. During the nine months ended September 30, 2014, we incurred net losses from discontinued operations of $1,843,600. These losses are attributable to a 100% impairment of all UK-based subsidiary companies’ assets, a full write off of the value of each companies’ equity (or deficit), and the net earnings or losses incurred by each. We will continue carrying each company’s liabilities on our books until such time as the voluntary liquidation currently underway is finalized. For the nine months ended September 30, 2013 (reclassified), the loss from discontinuing operations was $962,421.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2014 and 2013

Introduction

During the nine months ended September 30, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2014 was $44,135 As a result, we have significant short term cash needs. In the past, these needs have been satisfied by generating proceeds from the sales of our securities, primarily through the issuance of convertible notes and our Convertible Preferred Series A Stock. Such means are not currently available to us, as we have fully committed all remaining authorized, but not yet issued shares, through the issuance of irrevocable reserves for some of the issuers of our convertible debt. We currently do not have sufficient capital to satisfy our cash needs for operational purposes, but are actively seeking solutions to secure financing, recapitalize our existing debt and shareholder structures, raise our authorized share limit, and implement a reverse stock split. All of which, will be subject to shareholder approval at a special shareholder meeting, the date of which has not yet been determined.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2014 compared to December 31, 2013 (reclassified), respectively, are as follows:

	September 30, 2014	December 31, 2013 (Reclassified)	Change
Cash	$44,135	$2,902	$41,233
Total Current Assets	649,730	1,218,463	(568,733)
Total Assets	1,021,949	1,886,868	(864,919)
Total Current Liabilities	17,600,010	75,345,683	(57,745,673)
Total Liabilities	$17,622,510	$75,549,629	$(57,927,119)

Cash Requirements

We had cash available as of September 30, 2014 of $44,135 and $2,902 on December 31, 2013 (reclassified). Based on our revenues, earnings, cash on hand and operational needs, we will need to continue borrowing from our shareholders and other related parties, and/or raise capital from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of $957,033 for the nine months ended September 30, 2014, as compared to $737,952 for the nine months ended September 30, 2013 (reclassified). For the period in 2014, the net cash used in operating activities consisted primarily of our net income of $46,487,329, adjusted by the change in fair value of derivative liability of ($57,095,577), share based compensation of $5,717,015, depreciation and amortization of $147,069, amortization of debt discount of $1,671,252, and changes in operating assets and liabilities, consisting of: other assets of ($5,138), prepaid expenses $545,409, accounts payable and accrued expenses of $1,775,678, accounts receivable of ($800), and inventory of ($422,311).

Investments

We had net cash used in investing activities of $17,000 for the nine months ended September 30, 2014 (reclassified), compared to $544,389 for the nine months ended September 30, 2013. In the nine months ended September 30, 2013, the net cash used in investing activities related mainly to purchase of property and equipment of $587,411, offset by proceeds from disposal of vehicles of $28,126 and proceeds from acquisition of $14,896.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2014 was $1,003,456 compared to $1,305,617 for the nine months ended September 30, 2013. For the period in 2014, our financing activities consisted primarily of $1,085,682 from proceeds from notes payable, $14,134 from borrowings on line of credit and $109,860 as payments on notes payable. For the period in 2013, proceeds from funds received from FMS amounted to $907,839, our financing activities consisted of $467,406 proceeds from notes payable, offset by $69,628 in payments to reduce our line of credit

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b) Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management believes that, as of September 30, 2014, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Insufficient corporate governance policies. We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result, we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations. We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending December 31, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(c) Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting during the three months ended September 30, 2014.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Our predecessor, Go Green USA, LLC (“Go Green”) was a party defendant, along with other defendants in a civil action filed in Marshall County, West Virginia by Glen Dale Motor Co. and Tomsic Motor Co, Civil Action No. 11-C-104 H. The basis for this action was a claim by the plaintiffs that the defendants breached a dealer agreement entered into by and between the plaintiffs and the defendants by accepting a franchise fee and payment for vehicles (totaling approximately $250,000) from the plaintiffs but failing to deliver any of the purchased vehicles to the plaintiffs. This undefended and previously unknown action resulted in a default judgment and related judgment order in the amount of $3,717,615 with interest accruing at 7% per annum from and after February 13, 2012. There is no active effort to enforce this action against Go Green or GAC. We have not accrued for this event in the financial statements. However, we believe that if we are properly served and are a proper party to the litigation, that a pay out from the judgement could be up to $3,717,615, plus accumulative interest.

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

We began to wind down Footloose 4X4 Limited (“Footloose”), based in Newton Abbot, Devon, United Kingdom. Footloose, a subsidiary of Liberty Electric Company Limited (“LEC”), was never a part of the GAC group, thus its financial operations were not consolidated into our financials. A formal petition to liquidate Footloose was presented on July 3, 2014 and a formal Resolution for Voluntary Winding-up was granted August 27, 2014. Legal representation of the s was facilitated by Everys Solicitors, an insolvency practitioner firm based in the United Kingdom (U.K.).

On or about July 28, 2014, we contacted Lameys, an insolvency practitioner firm based in the United Kingdom (U.K.), for advice on the disposition of the liabilities and assets of our subsidiaries organized and operated in the U.K. Lameys was subsequently retained.

On or about August 15, 2014, the Company’s subsidiaries based in the U.K., including Going Green Limited and Liberty Electric Cars Limited (LEC), along with each of LEC’s wholly owned subsidiaries, ceased business operations.

Between August 26 and September 11, 2014, Lameys caused notices of a creditors committee meeting to be sent to the following subsidiaries of GAC: Going Green Limited and Liberty Electric Cars Limited (LEC), and to LEC’s subsidiaries LEC 2 Limited (LEC2), LEC Europe Limited (LEC-EU) and OEC International Limited (OEC). OEC is wholly owned by LEC, but was consolidated into the GAC group as the transaction was never completed.

The purpose of the meetings held in late September 2014 was to conduct voluntary liquidations of these companies in accordance with Section 98 of the U.K. Insolvency Act of 1986. At the meetings, a creditors’ voluntary liquidation of these companies was agreed upon. Under the procedure, Lameys supervised and conducted a sale, or other dispositions, of the assets of the U.K. subsidiaries. Lameys then uses the proceeds from asset dispositions to pay outstanding liabilities of the subsidiaries in a manner determined and approved by the creditors. As a result, we expect the U.K. subsidiaries to be released of all financial liabilities to their creditors, through proceeds from the liquidated assets or elimination as permitted by operation of U.K. law, subject to a final review by U.K.’s Insolvency Services anticipated to be completed two to three months after each company’s files are presented to Insolvency Services by Lameys.

On or about September 10, 2014, we entered into a settlement agreement with the SEC, wherein we agreed to pay a penalty fine of $50,000 for failing to disclose certain issuances of unregistered securities between December 2013 and July 2014, and to disclose the existence of the related financing agreements. As of the date of this filing, $40,000 of the penalty payable remains outstanding.

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

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, we issued the following unregistered securities:

Common Stock

On or about July 10, 2014, we issued 2,818,337 shares of our common stock to JMJ Financial in connection with the repayment of convertible debt in the amount of $24,012.23. These shares were issued without a restrictive legend under Rule 144 of Section 4(1) of the Securities Act of 1933, as amended, since the debt being converted was more than six months old. These issuance of the shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving a public offering.

On or about July 14, 2014, we issued 8,608,322 shares of our common stock to Redwood Fund II, LLC in connection with the repayment of convertible debt in the amount of $60,000. These shares were issued without a restrictive legend under Rule 144 of Section 4(1) of the Securities Act of 1933, as amended, since the debt being converted was more than six months old. These issuance of the shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving a public offering.

On or about July 15, 2014, we issued 2,500,000 shares of our common stock to GEL Properties, LLC in connection with the repayment of convertible debt in the amount of $ $20,459. These shares were issued without a restrictive legend under Rule 144 of Section 4(1) of the Securities Act of 1933, as amended, since the debt being converted was more than six months old. These issuance of the shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving a public offering.

On or about July 21, 2014, we issued 7,246,377 shares of our common stock to Redwood Fund II, LLC in connection with the repayment of convertible debt in the amount of $50,000, of which $10,000 was for accrued interest. These shares were issued without a restrictive legend under Rule 144 of Section 4(1) of the Securities Act of 1933, as amended, since the debt being converted was more than six months old. These issuance of the shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving a public offering.

On or about July 29, 2014, we issued 554,820 shares of our common stock to GEL Properties, LLC in connection with the repayment of convertible debt in the amount of $ 4,541. These shares were issued without a restrictive legend under Rule 144 of Section 4(1) of the Securities Act of 1933, as amended, since the debt being converted was more than six months old. These issuance of the shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving a public offering.

On or about September 12, 2014, we issued 3,894,867 shares of our common stock to Black Mountain Equities in connection with the repayment of convertible debt in the amount of $30,653, of which $1,653 was for accrued interest. These shares were issued without a restrictive legend under Rule 144 of Section 4(1) of the Securities Act of 1933, as amended, since the debt being converted was more than six months old. These issuance of the shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving a public offering.

On or about September 23, 2014, we issued 912,569 shares of our common stock to Union Capital, LLC in connection with the repayment of convertible debt in the amount of $5,201, of which $202 was for accrued interest. These shares were issued without a restrictive legend under Rule 144 of Section 4(1) of the Securities Act of 1933, as amended, since the debt being converted was more than six months old. These issuance of the shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving a public offering.

On or about September 26, 2014, we issued 384,615 shares of our common stock to Blue Citi in connection with the repayment of convertible debt in the amount of $1,000. These shares were issued without a restrictive legend under Rule 144 of Section 4(1) of the Securities Act of 1933, as amended, since the debt being converted was more than six months old. These issuance of the shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving a public offering.

On or about September 30, 2014, we issued 5,044,110 shares of our common stock to Black Mountain Equities in connection with the repayment of convertible debt in the amount of $20,176, of which 1,176 was for accrued interest. These shares were issued without a restrictive legend under Rule 144 of Section 4(1) of the Securities Act of 1933, as amended, since the debt being converted was more than six months old. These issuance of the shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving a public offering.

Preferred Stock

On September 11, 2014, we issued an aggregate of 35,562,651 shares of our Series Y Convertible Preferred Stock to eight different individuals and entities in exchange for the same individuals and entities cancelling an aggregate of 35,605,119 shares of our common stock, pursuant to a board resolution on August 21, 2014. Series Y Convertible Preferred shares are convertible into common shares of the company’s common stock on a one for one basis, at such time as the Company’s authorization limit is increased and sufficient shares are available. The exchange of the 35,562,651 common shares into the same number of Series Y Convertible Preferred Stock was executed so that we could increase the number of issuable shares available to us, as all of our common shares that were not issued and outstanding at the time the time of the exchange, were reserved for convertible note holders.

The Series Y Convertible Preferred Shares issued went to certain of our officers and directors, family members of one of the directors, and one acquaintance of one of the directors, namely: Ian Hobday (4,000,000 shares of Series Y Preferred Stock in exchange for cancelling 4,000,000 shares of our common stock), Hobbers Inc. (an entity controlled by Ian Hobday, 6,438,823 shares of Series Y Preferred Stock in exchange for cancelling 6,438,823 shares of our common stock),Peter Leeds (3,280,392 shares of Series Y Preferred Stock in exchange for cancelling 3,280,392 shares of our common stock, of which 400,000 were issued to Anita Corey at Peter Leeds request; the difference 2,880,392 was issued to Peter Leeds), Anita Corey, 63,436 shares of Series Y Preferred Stock in exchange for 63,436 shares of our common stock), Beatrice G. Leeds (a relative of Peter Leed’s, 200,000 shares of Series Y Preferred Stock in exchange for cancelling 200,000 shares of our common stock), Phillip C. Leeds (a relative of Peter Leed’s, 290,000 shares of Series Y Preferred Stock in exchange for cancelling200,000 shares of our common stock), David Leeds (a relative of Peter Leed’s, 290,000 shares of Series Y Preferred Stock in exchange for cancelling 290,000 shares of our common stock),and Carter Read (21,000,000 shares of Series Y Preferred Stock in exchange for cancelling 21,000,000 shares of our common stock). The shares were restricted in accordance with Rule 144.The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 since the investor was either accredited or sophisticated and familiar with our operations.

ITEM 3. Defaults Upon Senior Securities

As a September 30, 2014 and currently, at the time of filing this report, we are in default of covenants of our Series A Preferred Shares and covenants of our outstanding convertible notes, both of which stipulate that we must maintain sufficient shares for both to convert their securities into common shares under the conversion terms specified by their respective agreements. As of September 30, 2014, and as of the date of filing, we have insufficient authorized shares from which to satisfy Preferred A stockholders and convertible note holders’ conversion rights. Other defaults include the late filing of our SEC Form 10-Q for the period ending September 30,2014, the late filing of our SEC Form 10-K for the period ending December 31, 2014, and the late filing of our SEC Form 10-Q for the periods ending March 31, 2015 and June 30, 2015.

ITEM 4. Mine Safety Disclosures

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 5. Other Information

Disposition of Our United Kingdom-based Subsidiaries’ Assets, Liabilities and Operations

We began to wind down Footloose 4X4 Limited (Footloose), a subsidiary of Liberty Electric Company Limited (LEC), based in Newton Abbot, Devon, United Kingdom at the end of 2013. A formal petition to liquidate Footloose was presented on July 3, 2014 and a formal Resolution for Voluntary Winding-up was granted August 27, 2014. Legal representation of the liquidation was facilitated by Everys Solicitors, an insolvency practitioner firm based in the United Kingdom (U.K.). As Footloose was never formalized as part of the GAC group, its financial operations were never consolidated into our financials.

On or about July 28, 2014, we contacted Lameys, an insolvency practitioner firm based in the United Kingdom (U.K.), for advice on the disposition of the liabilities and assets of Going Green Limited and Liberty Electric Cars Limited (LEC), along with each of LEC’s wholly owned subsidiaries, excluding Footloose, each organized and operated in the U.K. Lameys was subsequently retained under the terms and conditions described below.

The decision to pursue liquidation for each of these companies was based on management’s assessment of its U.K. operations and the working capital requirements to maintain these operations.

On or about August 15, 2014, the Company’s subsidiaries based in the U.K., including Going Green Limited and Liberty Electric Cars Limited (LEC), along with each of LEC’s wholly owned subsidiaries, ceased business operations.

On August 21, 2014 Director Nicholas Hewson resigned as a director of Green Automotive with his resignation effective that day. Mr. Hewson’s resignation was not related to any disagreement with us on any matter relating to our operations, policies and practices. Mr. Hewson, who resides in the United Kingdom and is retired, informed the board that the geographic separation caused by our decision to liquidate the U.K. businesses and resulting shift of focus to U.S. operations – namely Newport Coachworks, made Mr. Hewson’s ability to devote the time required to perform his oversight functions as a director more difficult. We accepted Mr. Hewson’s resignation and expressed appreciation for the services he performed as a director.

Between August 26 and September 11, 2014, Lameys caused notices of creditors committee meetings to be sent to the following subsidiaries of GAC: Going Green Limited and Liberty Electric Cars Limited (LEC), and to LEC’s subsidiaries LEC 2 Limited (LEC2), LEC Europe Limited (LEC-EU) and OEC International Limited (OEC). OEC is wholly owned by LEC, but was never included within the GAC group of companies.

The purpose of the creditors committee meetings held in late September 2014 was to conduct voluntary liquidations of these companies in accordance with Section 98 of the U.K. Insolvency Act of 1986. At the meetings, a creditors’ voluntary liquidation of these companies was agreed upon. Under the procedure, Lameys supervised and conducted a sale, or other dispositions, of the assets of the U.K. subsidiaries. Lameys will use the proceeds from these asset dispositions to pay outstanding liabilities of the subsidiaries in a manner determined and approved by the creditors. As a result, we believe the U.K. subsidiaries will be released of all financial liabilities to their creditors, through proceeds from the liquidated assets or elimination as permitted by operation of U.K. law, subject to a final review by U.K.’s Insolvency Services anticipated to be completed two to three months after each company’s files are presented to Insolvency Services by Lameys.

Included in the liabilities summarized by Lameys, were payables due to former CFO Darren West (deceased) and CEO Ian Hobday in the amounts of £198,106 and £145,949, respectively. As their working relationship with us was governed by consulting agreements with Liberty Electric Company, and not GAC, our liability to them ended with the voluntary insolvency of LEC, which was initiated by Mr. Hobday. A claimed payable of $260,898 due to Petra Beitl, as stated in our 10-Q filed for the period ending June 30, 2014, was not listed amongst LEC’s creditors by Lameys. However, as Ms. Beitl’s consulting agreement was with LEC, any outstanding payable to her ended with the voluntary insolvency of LEC.

With creditors’ approval, on or about August 27, 2014, former LEC and Going Green staff members, led by Clive Southwell, a director of the U.K. businesses at the time LEC and Going Green ceased operations, along with financial support from former GAC director Nicholas Hewson and our then CEO Ian Hobday, purchased the assets of Going Green through a company they organized, Clean Transport and Technology Limited (CTT) for a purchase price of £22,800 (£19,000 plus £3,280 value added tax (VAT)) and the assets of LEC2 for £7,200 (£6,000 plus £1,200 VAT) for a total of £30,000. The assets of LEC2 consisted primarily of spare parts and batteries, and the assets of Going Green consist primarily of parts, equipment and used vehicles. The sale proceeds were paid to Lameys and the sales were approved at the respective creditors’ committee meetings when they were held. The proceeds are to be distributed to the creditors of the respective subsidiaries upon or before final settlement of the liquidation procedures. We were advised by Lameys that the likelihood of an objection to this transaction was minimal since the value of the transaction was supported by independent valuation of the assets obtained by Lameys prior to accepting the purchase price into escrow.

Ian G. Hobday, our then CEO and a director of LEC, LEC2 and LEC-EU at the time these companies ceased operations, made an investment of £5,000 in CTT in the form of a loan to assist CIT in the acquisition of the assets. Mr. Hobday’s investment comprised 16.67% of the liquidated assets’ purchase price. Similarly, Mr. Nicholas Hewson, a former director of GAC (Mr. Hewson resigned as one of our directors effective August 21, 2014), made an equity investment of £5,000 in CTT. Mr. Hewson’s investment comprised 16.67% of the liquidated assets’ purchase price. Collectively, the investments by Mr. Hobday and Mr. Hewson comprised 33.33% of the liquidated assets’ purchase price (including Value Added Tax (VAT)). The terms and exact dates of Mr. Hobday and Mr. Hewson’s investments were not disclosed to us.

Lameys commenced final documentation and submitted its recommendations to the U.K.’s “Insolvency Services” for final review and approval. Insolvency Services then conducted both an investigative and administrative review process.

The final disposition of LEC is subject to receiving payment of £15,000 (approximately $24,350) from us. The payment amount is for funds received by GAC when we sold LEC’s investment in Powabyke. The proceeds of that sale should have gone to LEC, but instead we received those funds. Because LEC was in liquidation at the time Powabyke was sold, all LEC funds (and all funds owed LEC) were under the control of the liquidator and should have been forwarded to LEC. Thus, GAC must return the received proceeds (£15,000) by rendering payment to the liquidator.

Series Y Preferred Stock

On September 2, 2014, we filed a Certificate of Designation with the Nevada Secretary of State in connection with the creation of a class of shares designated by our Board of Directors as the “Series Y Preferred Shares” with the characteristics described below. The purpose of the Series Y Preferred Shares is to create additional authorized shares of common stock by permitting the return of issued and outstanding shares of common stock held our management and others to the treasury for cancellation and to be available for original issuance. In return for the submission of the shares of common stock for cancellation, each participating shareholder shall receive an identical number of restricted Series Y Preferred Shares. The total number of issued and outstanding shares of common stock that may be subject to this arrangement is forty million (40,000,000) shares of common stock and an equivalent number of Series Y Preferred Shares. A total of 35,415,592 shares of common stock have been returned for cancellation and an equivalent number of restricted shares of Series Y Preferred Stock have been issued to the participants.

ITEM 6, Exhibits

3.1 (1)	Articles of Incorporation of Green Automotive Company, filed June 3, 2011
3.2 (1)	Articles of Merger of Green Automotive Company, filed October 19, 2011
3.3 (1)	Articles of Merger between Green Automotive Company and Matter of Time I Co., filed December 13, 2012
3.4 (1)	Amended and Restated Bylaws of Green Automotive Company
10.1 (1)	Advisory Agreement by and between Green Automotive Company and Global Market Advisors, Inc. dated July 19, 2010
10.2 (1)	Credit Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated January 1, 2012
10.3 (1)	Settlement, General Release and Conversion Agreement by and between Green Automotive Company and Global Trade Finance, Inc. dated June 30, 2012
10.4 (1)	Assignment Agreement by an between Green Automotive Company and Investment Finance IFC Ltd. Dated January 27, 2012
10.5 (1)	Merger Agreement and Plan of Reorganization by and between Green Automotive Company and Matter of Time I Co. dated February 10, 2012 and completed December 12, 2012.
10.6 (1)	Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated June 28, 2012
10.7 (1)	Amendment No. 1 to Stock Exchange Agreement by and between Green Automotive Company and Liberty Electric Cars Ltd. Dated December 4, 2012
10.8 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated June 29, 2012
10.9 (1)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company and Newport Coachworks, Inc. dated October 12, 2012
10.10 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Ian Hobday dated December 4, 2012
10.11 (1)	Amended and Restated Independent Contractor Agreement by and between Liberty Electric Cars Ltd. And Darren West dated December 4, 2012
10.12 (1)	Employment Agreement by and between Newport Coachworks, Inc. and Carter Read dated October 2012
10.13 (1)	Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012
10.14 (1)	Employment Agreement with Mark Aubry dated December 17, 2012
10.15 (1)	Stock Purchase Agreement by and between Green Automotive Company and First Market Services dated November 20, 2012
10.16 (1)	Stock Purchase Agreement by and between Green Automotive Company and Mark E. Crone and Bosch Equities, LP dated September 1, 2011
10.17 (1)	Exchange Agreement by and between Green Automotive Company and Investment Finance Company IFC Limited dated September 30, 2012
10.18 (2)	Investment Agreement with Kodiak Capital Group, LLC dated March 14, 2013
10.19 (2)	Registration Rights Agreement with Kodiak Capital Group, LLC dated March 14, 2013
10.20 (3)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company, Liberty Electric Cars Ltd. and Going Green Limited dated February 28, 2013
10.21 (4)	Securities Purchase Agreement with Auctus Private Equity Fund, LLC, dated August 26, 2013
10.22 (4)	Promissory Note issued to Auctus Private Equity Fund LLC, dated August 26, 2013
10.23 (4)	Securities Purchase Agreement with LG Capital Funding, LLC, dated August 21, 2013
10.24 (4)	Promissory Note issued to LG Capital Funding, LLC, dated August 21, 2013
10.25 (5)	Services Agreement by and between Navistar, Inc. and Liberty Electric Cars Ltd. dated May 3, 2011
10.26 (6)	Summary of Amendment to D Distribution Agreement by and between Newport Coachworks, Inc. and Don Brown Bus Sales, Inc. dated November 1, 2012
10.27 (7)	Acquisition and Stock Exchange Agreement by and between Green Automotive Company, the BMI Entities and the BMI Entity Shareholders dated February 17, 2014
10.28 (7)	Amendment No. 1 to the Blackhawk Agreement dated February 20, 2014
10.29 (7)	Amendment No. 2 to the Blackhawk Agreement dated March 4, 2014
10.30 (7)	Amendment No. 3 to the Blackhawk Agreement dated March 17, 2014
10.31 (7)	Amendment No. 4 to the Blackhawk Agreement dated April 14, 2014
10.32 (7)	Consulting Agreement with Floyd Sanders dated April 8, 2014
10.33 (7)	Consulting Agreement with Sergio Larios dated April 8, 2014
10.34 (7)	Consulting Agreement with Carlos Larios dated April 8, 2014
10.35 (7)	Consulting Agreement with Lin Austin dated April 8, 2014

21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Accounting Officer

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Green Automotive Company a Nevada corporation

Dated: January 15, 2016		/s/ Ben Rainwater
	By:	Ben Rainwater
	Its:	CEO

